Form 10-Q
period 1999-12-31
INVESTMENT ASSOCIATES INC
filed 2000-02-22
CIK 1088207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 1999

                        Commission File Number: 000-28053



                           INVESTMENT ASSOCIATES, INC.
        (Exact name of small business issuer as specified in its charter)



                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0204280
                        (IRS Employer Identification No.)

                               1460 Pandosy Street
                                    Suite 106
                            Kelowna, British Columbia
                    (Address of principal executive offices)

                                     V1Y 1P3
                                   (Zip Code)

                                 (250) 868-8177
                           (Issuer's Telephone Number)


              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1999, was 1,000,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the three month period ended December 31, 1999 are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Plan of Operation

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

                  The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

                  Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Liquidity and Capital Resources

                  The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                  The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



                          INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                December 31, 1999

ASSETS

     TOTAL ASSETS                                                   $       -
                                                                    =========

LIABILITIES

     Accrued liabilities                                            $   5,483
                                                                    ---------

     TOTAL LIABILITIES                                              $   5,483
                                                                    =========

SHAREHOLDERS' (DEFICIT)

     Preferred stock, $.001 par value, 25,000,000 shares
       authorized, -0- shares issued and
       outstanding (See Note B)                                             -

     Common stock, $.001 par value, 75,000,000 shares
       authorized, 1,000,000 (restated) shares issued and
       outstanding (See Note B)                                         1,000

     Additional paid-in capital                                         2,083

     Deficit accumulated during the development stage                  (8,566)
                                                                    ---------

     TOTAL SHAREHOLDERS' (DEFICIT)                                  $  (5,483)
                                                                    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                  $       0
                                                                    =========



















            See accompanying notes to condensed financial statements



                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                July 18, 1997
                                          Three Months Ended     (inception)
                                       ------------------------    Through
                                       December 31  December 31  December 31
                                           1999         1998         1999
                                       -----------  -----------  -----------
COSTS AND EXPENSES
  Legal fees                           $     5,000  $         -  $     5,000
  Accounting fees                            2,231            -        2,231
  Licenses and fees                              -            -          335
  Stock-based compensation for
    organizational costs (Note B)                -            -        1,000
                                       -----------  -----------  -----------

          LOSS FROM OPERATIONS              (7,231)           -       (8,566)
                                       -----------  -----------  -----------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
  Current tax benefit                        1,377            -        1,631
  Deferred tax expense                      (1,377)           -       (1,631)
                                       -----------  -----------  -----------

          NET LOSS                     $    (7,231) $         -  $    (8,566)
                                       ===========  ===========  ===========

  BASIC AND DILUTED
    LOSS PER COMMON SHARE              $         *  $         *  $         *
                                       ===========  ===========  ===========

  BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING (Note D)   1,000,000    1,000,000    1,000,000
                                       ===========  ===========  ===========



* Less than .01 per share


















            See accompanying notes to condensed financial statements



                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                July 18, 1997
                                          Three Months Ended     (inception)
                                       ------------------------    Through
                                       December 31  December 31  December 31
                                           1999         1998         1999
                                       -----------  -----------  -----------
OPERATING ACTIVITIES
  Net Loss                             $    (7,231) $         -  $    (8,566)

  Non-cash transactions:
    Stock-based compensation for
      organizational costs (Note B)              -            -        1,000
  Changes in operating assets and
    liabilities:
      Accounts payable and
        accrued liabilities                  5,148            -        5,483
                                       -----------  -----------  -----------
         NET CASH (USED IN)
           OPERATING ACTIVITIES             (2,083)           -       (2,083)
                                       -----------  -----------  -----------

FINANCING ACTIVITIES
  Third party expenses paid by
    affiliate on behalf of the
    company, recorded as additional-
    paid-in capital                          2,083            -        2,083
                                       -----------  -----------  -----------

          NET CASH PROVIDED BY
            FINANCING ACTIVITIES             2,083            -        2,083
                                       -----------  -----------  -----------

          NET CHANGE IN CASH

  Cash, beginning of period                      -            -            -
                                       -----------  -----------  -----------
          CASH, END OF PERIOD          $         -  $         -  $         -
                                       ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the period for:
  Interest                             $         -  $         -  $         -
                                       ===========  ===========  ===========
  Income taxes                         $         -  $         -  $         -
                                       ===========  ===========  ===========

Non-cash financing activities:
  1,000,000 shares common stock
    issued for services                $         -  $         -  $     1,000
                                       ===========  ===========  ===========


            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 1999 as filed in its form 10-SB filed November 12, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 18, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

NOTE B: RELATED PARTY TRANSACTIONS

The Company has issued an officer 1,000,000 shares of common stock in exchange for services related to management and organization costs of $1,000. The officer will provide administrative and marketing services as needed. The officer may, from time to time, advance to the Company any additional funds that the Company needs for costs in connection with searching for or completing an acquisition or merger.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended December 31, 1999 the Company incurred legal expense of $5,000 and accounting expense of $2,231. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D: FORWARD STOCK SPLIT

Effective October 6, 1999, the shareholders approved a forward split of common stock of one thousand shares for each share of common stock (1,000:1) held. The accompanying financial statements have been retroactively restated to give effect to the forward stock split for all periods presented.

                                   SIGNATURES


                  Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INVESTMENT ASSOCIATES, INC.
                                          (Registrant)

                                          Dated:  February 22, 2000



                                          By:  s/Robert Hemmerling
                                             ----------------------------------
                                             Robert Hemmerling,
                                             Secretary/Treasurer

                           INVESTMENT ASSOCIATES, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................12