Form 10QSB
period 2000-03-31
INVESTMENT ASSOCIATES INC
filed 2000-05-15
CIK 1088207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

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

                              1456 St. Paul Street
                                    Suite 104

                            Kelowna, British Columbia
                    (Address of principal executive offices)

                                     V1Y 2E6
                                   (Zip Code)

                                 (250) 868-8177
                           (Issuer's Telephone Number)

                              1460 Pandosy Street
                                   Suite 106
                       Kelowna, British Columbia V1Y 1P3
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000, was 1,000,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended March 31, 2000 are attached hereto.

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

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.


                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2000

ASSETS
     TOTAL ASSETS                                                   $       -
                                                                    =========

LIABILITIES

     Accrued liabilities                                            $     250
                                                                    ---------

     TOTAL LIABILITIES                                              $     250
                                                                    =========

SHAREHOLDERS' (DEFICIT)

     Preferred stock, $.001 par value, 25,000,000 shares
       authorized, -0- shares issued and
       outstanding (See Note B)                                             -

     Common stock, $.001 par value, 75,000,000 shares
       authorized, 1,000,000 (restated) shares issued and
       outstanding (See Note B)                                         1,000

     Additional paid-in capital                                        12,420

     Deficit accumulated during the development stage                 (13,670)
                                                                    ---------

     TOTAL SHAREHOLDERS' (DEFICIT)                                  $    (250)
                                                                    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                  $       0
                                                                    =========


















            See accompanying notes to condensed financial statements



                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                      March 31,    March 31,
                                                        2000         1999
                                                    -----------  -----------
COSTS AND EXPENSES

  Legal fees                                        $       104  $         -
  Accounting fees                                           250            -
  Licenses and fees                                           -            -
  Stock-based compensation for
    organizational costs (Note B)                             -            -
                                                    -----------  -----------

          LOSS FROM OPERATIONS                             (354)           -
                                                    -----------  -----------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)

  Current tax benefit                                        67            -
  Deferred tax expense                                      (67)           -
                                                    -----------  -----------

          NET LOSS                                  $      (354) $         -
                                                    ===========  ===========

  BASIC AND DILUTED
    LOSS PER COMMON SHARE                           $         *  $         *
                                                    ===========  ===========

  BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING (Note D)                1,000,000    1,000,000
                                                    ===========  ===========



* Less than .01 per share


















            See accompanying notes to condensed financial statements



                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                July 18, 1997
                                           Six Months Ended      (inception)
                                       ------------------------    Through
                                         March 31,    March 31,    March 31,
                                           2000         1999         2000
                                       -----------  -----------  -----------
COSTS AND EXPENSES

  Legal fees                           $    10,104  $         -  $    10,104
  Accounting fees                            2,231            -        2,231
  Licenses and fees                              -            -          335
  Stock-based compensation for
    organizational costs (Note B)                -            -        1,000
                                       -----------  -----------  -----------

          LOSS FROM OPERATIONS             (12,335)           -      (13,670)
                                       -----------  -----------  -----------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)

  Current tax benefit                        2,348            -        2,602
  Deferred tax expense                      (2,348)           -       (2,602)
                                       -----------  -----------  -----------

          NET LOSS                     $   (12,335) $         -  $   (13,760)
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



* Less than .01 per share


















            See accompanying notes to condensed financial statements



                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                July 18, 1997
                                           Six Months Ended      (inception)
                                       ------------------------    Through
                                         March 31,    March 31,    March 31,
                                           2000         1999         2000
                                       -----------  -----------  -----------
OPERATING ACTIVITIES

  Net Loss                             $   (12,335) $         -  $   (13,670)

  Non-cash transactions:
    Stock-based compensation for
      organizational costs (Note B)              -            -        1,000
  Changes in operating assets and
    liabilities:
      Accounts payable and

        accrued liabilities                    (85)           -          250
                                       -----------  -----------  -----------
         NET CASH (USED IN)

           OPERATING ACTIVITIES            (12,420)           -      (12,420)
                                       -----------  -----------  -----------

FINANCING ACTIVITIES
  Third party expenses paid by
    affiliate on behalf of the
    company, recorded as additional-
    paid-in capital                         12,420            -       12,420
                                       -----------  -----------  -----------

          NET CASH PROVIDED BY

            FINANCING ACTIVITIES            12,420            -       12,420
                                       -----------  -----------  -----------

          NET CHANGE IN CASH

  Cash, beginning of period                      -            -            -
                                       -----------  -----------  -----------
          CASH, END OF PERIOD          $         -  $         -  $         -
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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended March 31, 2000 the Company incurred legal expense of $104 and accounting expense of $250. For the six months ended March 31, 2000 the Company incurred legal expense of $10,104 and accounting expense of $2,231. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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

                                       INVESTMENT ASSOCIATES, INC.
                                       (Registrant)

                                       Dated:  May 15, 2000



                                       By:  s/Robert Hemmerling
                                          ------------------------
                                          Robert Hemmerling,
                                          Secretary/Treasurer

                           INVESTMENT ASSOCIATES, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................13