Form 10QSB
period 2000-06-30
INVESTMENT ASSOCIATES INC
filed 2000-08-04
CIK 1088207

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under

                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

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

                               1460 Pandosy Street
                                    Suite 106
                        Kelowna, British Columbia V1Y 2E6
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000, was 1,000,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended June 30, 2000 are attached hereto.

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

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                          Index to Financial Statements

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements*

                                                                         Page
                                                                        ------

Condensed balance sheet, June 30, 2000 (unaudited) ....................    2

Condensed statements of operations for the three months ended
   June 30, 2000 and 1999, for the nine months ended June 30,
   2000 and 1999, and from July 18, 1997 (inception) through
   June 30, 2000 (unaudited) ..........................................   3-4

Condensed statements of cash flows for the nine months ended
   June 30, 2000 and 1999, and from July 18, 1997 (inception)
   through June 30, 2000 (unaudited) ..................................    5

Notes to condensed financial statements ...............................   6-7


*The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report































                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2000


ASSETS

     TOTAL ASSETS                                                   $       -
                                                                    =========

LIABILITIES

     Accounts payable and accrued liabilities                       $     450
                                                                    ---------

     TOTAL LIABILITIES                                              $     450
                                                                    =========

SHAREHOLDERS' (DEFICIT)

     Preferred stock, $.001 par value, 25,000,000 shares
       authorized, -0- shares issued and
       outstanding (See Note B)                                             -

     Common stock, $.001 par value, 75,000,000 shares
       authorized, 1,000,000 (restated) shares issued and
       outstanding (See Note B)                                         1,000

     Additional paid-in capital                                        12,949

     Deficit accumulated during the development stage                 (14,399)
                                                                    ---------

     TOTAL SHAREHOLDERS' (DEFICIT)                                  $    (450)
                                                                    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                  $       -
                                                                    =========















            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                       June 30,    June 30,
                                                        2000         1999
                                                    -----------  -----------
COSTS AND EXPENSES

  Legal fees                                        $       280  $         -
  Accounting fees                                           250            -
  Licenses and fees                                         200          335
  Stock-based compensation for
    organizational costs (Note B)                             -            -
                                                    -----------  -----------

          LOSS FROM OPERATIONS                             (730)        (335)
                                                    -----------  -----------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)

  Current tax benefit                                       139           64
  Deferred tax expense                                     (139)         (64)
                                                    -----------  -----------

          NET LOSS                                  $      (730) $      (335)
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



* Less than .01 per share
















            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                July 18, 1997
                                          Nine Months Ended      (inception)
                                       ------------------------    Through
                                          June 30,    June 30,     June 30,
                                           2000         1999         2000
                                       -----------  -----------  -----------
COSTS AND EXPENSES

  Legal fees                           $    10,384  $         -  $    10,384
  Accounting fees                              857            -        2,480
  Licenses and fees                            200          335          535
  Stock-based compensation for
    organizational costs (Note B)                -            -        1,000
                                       -----------  -----------  -----------

          LOSS FROM OPERATIONS             (11,441)        (335)     (14,399)
                                       -----------  -----------  -----------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)

  Current tax benefit                        2,178           64        2,741
  Deferred tax expense                      (2,178)         (64)      (2,741)
                                       -----------  -----------  -----------

          NET LOSS                     $   (11,441) $      (335) $   (14,399)
                                       ===========  ===========  ===========

  BASIC AND DILUTED
    LOSS PER COMMON SHARE              $     (0.01) $         *  $     (0.01)
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
                                       ===========  ===========  ===========



* Less than .01 per share















            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                July 18, 1997
                                          Nine Months Ended      (inception)
                                       ------------------------    Through
                                         June 30,     June 30,     June 30,
                                           2000         1999         2000
                                       -----------  -----------  -----------
OPERATING ACTIVITIES

  Net Loss                             $   (11,441) $      (335) $   (14,399)

  Non-cash transactions:
    Stock-based compensation for
      organizational costs (Note B)              -            -        1,000
  Third party expenses paid by
    affiliate on behalf of the
    company, recorded as additional
    paid-in capital                         12,614          335       12,949
  Changes in operating assets and
    liabilities:
      Accounts payable and

        accrued liabilities                 (1,173)           -          450
                                       -----------  -----------  -----------
         NET CASH (USED IN)

           OPERATING ACTIVITIES                  -            -            -
                                       -----------  -----------  -----------

INVESTING ACTIVITIES                             -            -            -
                                       -----------  -----------  -----------
         NET CASH PROVIDED BY

           INVESTING ACTIVITIES                  -            -            -
                                       -----------  -----------  -----------

FINANCING ACTIVITIES                             -            -            -
                                       -----------  -----------  -----------

          NET CASH PROVIDED BY

            FINANCING ACTIVITIES                 -            -            -
                                       -----------  -----------  -----------

          NET CHANGE IN CASH                     -            -            -

  Cash, beginning of period                      -            -            -
                                       -----------  -----------  -----------
          CASH, END OF PERIOD          $         -  $         -  $         -
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
                                       ===========  ===========  ===========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 1999 as filed in its form 10-SB on November 12, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 18, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended June 30, 2000 the Company incurred legal expense of $280, accounting expense of $250, and license and fees expense of $200. For the nine months ended June 30, 2000 the Company incurred legal expense of $10,384, accounting expense of $857, and licenses and fees expense of $200. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D: FORWARD STOCK SPLIT

Effective October 6, 1999, the shareholders approved a forward split of common stock of one thousand shares in exchange for each share of common stock (1,000:1) held. The accompanying financial statements have been retroactively restated to give effect to the forward stock split for all periods presented.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVESTMENT ASSOCIATES, INC.
                                        (Registrant)

                                        Dated:  August 3, 2000



                                        By:  s/Robert Hemmerling
                                           ---------------------------------
                                           Robert Hemmerling,
                                           Secretary/Treasurer

                           INVESTMENT ASSOCIATES, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................14