Form 10KSB
period 2000-09-30
INVESTMENT ASSOCIATES INC
filed 2001-01-12
CIK 1088207

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2000

                          Commission File No. 000-28053

                           INVESTMENT ASSOCIATES, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

          Nevada                                              98-0204280
          ------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

                              104-1456 St. Paul St.
                    Kelowna, British Columbia, Canada V1Y 2E6
                                 (250) 868-8177
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                         1460 Pandosy Street, Suite 106
                        Kelowna, British Columbia V1Y 1P3
                        ---------------------------------
                         (Former Address of Registrant)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $ -0-

     State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 30, 2000: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000 there were 1,000,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Nine Pages.
                 Exhibit Index is Located at Page Twenty Eight.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                           INVESTMENT ASSOCIATES, INC.

                                                                           PAGE
                                                                           ----

Facing Page
Index

PART I

Item 1.    Description of Business..................................         4
Item 2.    Description of Property..................................         5
Item 3.    Legal Proceedings........................................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders.....................................         5

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters......................         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...........................................         6
Item 7     Financial Statements.....................................         7
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure.............................        22


PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act....................        22
Item 10.   Executive Compensation...................................        23
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management................................        24
Item 12.   Certain Relationships and Related
               Transactions.........................................        25

PART IV

Item 13.   Exhibits and Reports of Form 8-K.........................        25


SIGNATURES..........................................................        27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Investment Associates, Inc. (the "Company") was incorporated on July 18, 1997, under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" or "shell" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     During the fiscal year ended September 30, 2000, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This registration statement became effective on or about January 12, 2000. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     Management has continued to review prospective merger or acquisition candidates during the past fiscal year, but as of the date of this report, there is no agreement between the Company and any third party providing for the Company to merge or acquire any assets. Management of the Company is of the opinion that the business objectives of the Company remain viable, despite the Company's failure to merge with or acquire another business entity to date. Management of the Company continues to review potential merger candidates and acquisition opportunities.

Employees

     During the fiscal year ended September 30, 2000, the Company had no full time employees. The Company's President and Secretary and Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company operates from its offices at 1456 St. Paul Street, Suite 104, Kelowna, British Columbia, Canada V1Y 2E6. This space is provided to the Company on a rent free basis by Devinder Randhawa, a shareholder of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

     Other Property. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common equity of the Company.

     (b) Holders. There are ten (10) holders of the Company's Common Stock.

     As of the date of this report, all of the shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended September 30, 2000, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a) Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

ITEM 7.  FINANCIAL STATEMENTS

                           INVESTMENT ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS

                                      With

                          INDEPENDENT AUDITORS' REPORT

                               September 30, 2000

                                  Prepared By:

                           Cordovano and Harvey, P.C.
                           --------------------------
                          Certified Public Accountants
                                Denver, Colorado

                          INVESTMENT ASSOCIATES, INC.
                         (A Development Stage Company)


                         Index to Financial Statements

PART I - FINANCIAL INFORMATION


     Item 1. Financial Statements*



                                                                           Page
                                                                           ----

Independent auditor's report............................................    F-2

Balance sheet at September 30, 2000.....................................    F-4

Statements of operations for the years ended September 30, 2000 and 1999,
     and from July 18, 1997 (inception) through September 30, 2000 .....    F-5

Statement of shareholders' equity, from July 18, 1997 (inception)
     through September 30, 2000.........................................    F-6

Statements of cash flows for the years ended September 30, 2000 and 1999,
     and from July 18, 1997 (inception) through September 30, 2000 .....    F-7

Notes to financial statements...........................................    F-8

To the Board of Directors and Shareholders
Investment Associates, Inc.

                          Independent Auditors' Report

We have audited the balance sheet of Investment Associates, Inc. (a development stage company) as of September 30, 2000 and the related statements of operations, shareholders' equity and cash flows for the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Associates, Inc. as of September 30, 2000 and the related statements of operations and cash flows for the year ended September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a substantial dependence on the success of its development stage activities, significant losses since inception, lack of liquidity, and a working capital deficiency at September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note
A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Harvey, P.C
Denver, Colorado
January 12, 2001

To the Board of Directors and Shareholders
Investment Associates, Inc.

                          Independent Auditors' Report

We have audited the balance sheet of Investment Associates, Inc. (a development stage company) as of September 30, 1999 (not separately included herein) and the related statements of operations, shareholders' equity and cash flows for the year ended September 30, 1999 and period July 18, 1997 (inception) through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Associates, Inc. as of September 30, 1999 and the related statements of operations and cash flows for the year ended September 30, 1999, and for the period from July 18, 1997 (inception) through September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 (not separately included herein) to the financial statements, the Company is in the development stage and has no operations as of September 30, 1999. The deficiency in working capital as of September 30, 1999 raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5 (not separately included herein). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
October 18, 1999



                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                               September 30, 2000

                                     ASSETS

CURRENT ASSETS
  Cash ..................................................   $                -
                                                            ------------------
                                     TOTAL CURRENT ASSETS                    -
                                                            ------------------
                                             TOTAL ASSETS                    -
                                                            ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued liabilities ..................................   $            1,500
                                                           ------------------
                               TOTAL CURRENT LIABILITIES                1,500
                                                           ------------------

SHAREHOLDERS' EQUITY

  Preferred stock, $.001 par value,
   25,000,000 shares authorized,
   -0- shares issued and
   outstanding (See Note D) ...........................                    -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding (See Note D) ...........................                1,000
  Additional paid-in capital ..........................               14,205
  Deficit accumulated during the
   development stage ..................................              (16,705)
                                                          ------------------
                             TOTAL SHAREHOLDERS' EQUITY               (1,500)
                                                          ------------------

                                                          $                -
                                                          ==================














                 See accompanying notes to financial statements



                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                                 July 18, 1997
                                             Year Ended           (inception)
                                    ----------------------------    Through
                                    September 30,  September 30,  September 30,
                                        2000           1999           2000
                                    -------------  -------------  -------------
INCOME

  Revenue ........................  $           -  $           -  $           -

COSTS AND EXPENSES
  Legal fees .....................  $      11,190  $           -  $      11,190
  Accounting fees ................          3,980              -          3,980
  Licenses and fees ..............            200            335            535
  Organizational Costs ...........              -              -          1,000
  Printing                                      -              -              -
                                    -------------  -------------  -------------
              LOSS FROM OPERATIONS        (15,370)          (335)       (16,705)
                                    -------------  -------------  -------------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
  Current tax benefit ............          2,926             64          3,180
  Deferred tax expense ...........         (2,926)           (64)        (3,180)
                                    -------------  -------------  -------------
                          NET LOSS  $     (15,370) $        (335) $     (16,705)
                                    =============  =============  =============

  BASIC LOSS PER COMMON SHARE ....  $           *  $           *  $           *
                                    =============  =============  =============

  BASIC WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING ...........      1,000,000      1,000,000      1,000,000
                                    =============  =============  =============



* Less than .01 per share


















                 See accompanying notes to financial statements

                                       F-5
                                                                              13



                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                        Statement of Shareholders' Equity

              July 18, 1997 (inception) through September 30, 2000

                                                                         Deficit
                                                                       Accumulated
                     Preferred Stock     Common Stock    Capital Paid    During
                     ---------------  -----------------   In Excess    Development
                     Shares  Amount     Shares   Amount  of Par Value     Stage       Total
                     ------  -------  ---------  ------  ------------  -----------  ---------
Beginning balance,
  July 18, 1997 .....     -  $     -          -  $    -  $          -  $         -  $       -

Common stock issued
  in exchange for
  services ..........                 1,000,000   1,000             -            -      1,000

Net loss for the
  period ended
  September 30, 1997      -        -          -       -             -       (1,000)    (1,000)
                     ------  -------  ---------  ------  ------------  -----------  ---------
BALANCE,
  SEPTEMBER 30, 1997      -        -  1,000,000   1,000             -       (1,000)         -

Net loss for year
  ended September 30,
  1998 ..............     -        -          -       -             -            -          -
                     ------  -------  ---------  ------  ------------  -----------  ---------
BALANCE,
  SEPTEMBER 30, 1998      -        -  1,000,000   1,000             -       (1,000)         -

Expenses paid by
  third party on
  behalf of the
  Company ...........     -        -          -       -           335            -        335

Net loss for year
  ended September 30,
  1999 ..............     -        -          -       -             -         (335)      (335)
                     ------  -------  ---------  ------  ------------  -----------  ---------
BALANCE,
  SEPTEMBER 30,
  1999 ..............     -        -  1,000,000   1,000           335       (1,335)         -

Expenses paid by
  third party on
  behalf of the
  Company ...........     -        -          -       -        13,870            -     13,870

Net loss for year
  ended September 30,
  2000 ..............     -        -          -       -             -      (15,370)   (15,370)
                     ------  -------  ---------  ------  ------------  -----------  ---------
BALANCE,
  SEPTEMBER 30,
  2000 ..............     -        -  1,000,000   1,000        14,205      (16,705)    (1,500)
                     ======  =======  =========  ======  ============  ===========  =========


                 See accompanying notes to financial statements


                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                 July 18, 1997
                                             Year Ended           (inception)
                                    ----------------------------    Through
                                    September 30,  September 30,  September 30,
                                        2000           1999           2000
                                    -------------  -------------  -------------
CASH (USED IN)
  OPERATING ACTIVITIES
    Net Loss .....................  $     (15,370) $        (335) $     (16,705)

    Non-cash transactions:
      Common stock issued
      for services ...............              -              -          1,000
    Changes in operating assets and
      liabilities:
        Accounts payable and
          accrued liabilities ....          1,500              -          1,500
    Third party expenses paid by
      affiliate on behalf of the
      company, recorded as
      additional paid-in capital .         13,870            335         14,205
                                    -------------  -------------  -------------
    NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES              -              -              -
                                    -------------  -------------  -------------

              NET CASH PROVIDED BY
              FINANCING ACTIVITIES              -              -              -
                                    -------------  -------------  -------------

              NET INCREASE IN CASH              -              -              -

    Cash, beginning of period ....              -              -              -
                                    -------------  -------------  -------------
               CASH, END OF PERIOD  $           -  $           -  $           -
                                    =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the period for:

  Interest .......................  $           -  $          -  $           -
                                    =============  ============  =============
  Income taxes ...................  $           -  $          -  $           -
                                    =============  ============  =============

Non-cash financing activities:
  1,000,000 shares common stock
    issued for services ..........  $           -  $          -  $      1,000
                                    =============  ============  ============




                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note A: Organization and summary of significant accounting policies

Organization
------------

Investment Associates, Inc. (the "Company") was incorporated under the laws of Nevada on July 18, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7.

The Company has been in the development stage since inception and has no operations to date.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is a development stage company with no revenue as of September 30, 2000 and has incurred losses of $(15,370), $(335) and $(16,705) for the years ended September 30, 2000 and 1999 and for the period July 18, 1997 (inception) through September 30, 2000, respectively. The Company has no operating history or revenue, no assets, and continuing losses which the Company expects will continue for the foreseeable future. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. An affiliate of the Company plans to continue advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's continuation as a going concern is dependent upon continuing capital advances from an affiliate and commencing operations or locating and consummating a business combination with an operating company. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can commence operations or identify such a target company and consummate such a business combination. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies
------------------------------------------

Cash equivalents
----------------

The Company's financial instruments consist of accounts payable and accrued liabilities. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note A: Organization and summary of significant accounting policies, continued

Use of estimates
----------------

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Income Taxes
------------

The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Loss per common share
---------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") which requires the disclosure of basic and diluted earnings per share. Basic earnings per share is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The Company has a simple capital structure and no outstanding options at September 30, 2000. Therefore, dilutive earnings per share are not applicable and accordingly have not been presented

Fiscal year
-----------

The Company operates on a fiscal year ending on September 30.

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note A: Organization and summary of significant accounting policies, continued

Stock based compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. For stock issued to officers the fair value approximates the intrinsic value. Therefore, no pro forma disclosures are presented.

Fair value of financial instruments
-----------------------------------

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based in available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payable, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Recently issued accounting pronouncements
-----------------------------------------

The Company has adopted the following new accounting pronouncements for the year ended September 30, 2000. There was no effect on the financial statements presented from the adoption of the new pronouncements.

Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," requires the reporting and display of total comprehensive income and its components in a full set of general-purpose financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is based on the "management" approach for reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about the Company's products, the geographic areas in which it earns revenue and holds long-lived assets, and its major customers.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans.

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note A: Organization and summary of significant accounting policies, concluded

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to recognize all derivatives on a balance sheet, measured at fair value.

Statement  of  Position  ("SOP")  98-1  "Accounting  for the  Costs of  Computer
Software Developed or Obtained for Internal Use." This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met.

SOP 98-5, "Reporting on the Costs of Start-Up Activities." Sop 98-5 provides, among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

The Company will continue to review these new accounting pronouncements over time to determine if any additional disclosures are necessary based on evolving circumstances.

Note B: Related party transactions

The Company maintains a mailing address at an affiliate's address. This address is Suite 104, 1456 St. Paul Street, Kelowna, B.C., Canada, V1Y 2E6. At this time the Company has no need for an office.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the fiscal year ended September 2000 the Company incurred $11,190 in legal expense, $3,980 in accounting expense, $85 in filing fees, and $115 in resident agent fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional-paid-in capital.

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the years ended September 30, 2000 and September 30, 1999 is as follows:

                                                    Year Ended     Year Ended
                                                   September 30,  September 30,
                                                       2000           1999
                                                   -------------  -------------

  U.S. statutory federal rate......................    15.00%         15.00%
  State income tax rate, net of federal benefits...     4.04%          4.04%
  Offering costs, permanent difference ............     0.00%          0.00%
  Net operating loss (NOL) for which no tax
    benefit is currently available.................   -19.04%        -19.04%
                                                   -------------  -------------
                                                        0.00%          0.00%
                                                   =============  =============

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance the years ended September 30, 2000 and September 30, 1999 was $2,862. NOL carryforwards at September 30, 2000 will begin to expire in 2013. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note D: Shareholders' equity

Common Stock
------------

The Company initially authorized 25,000 shares of no par value common stock. On July 23, 1999 the Board of Directors approved an increase in authorized shares to 50,000,000 and changed the par value to $.001. On July 20, 1997 the Company issued 1,000 shares of common stock for services valued at $1.00 per share, or $1000.

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note D: Shareholders' equity, concluded

On October 5, 1999 the Company filed amended articles with the state of Nevada to change the authorized shares of common stock originally approved by the Board of Directors to 50,000,000, $.001 par and 25,000,000 shares of preferred stock $.001 par.

On October 6, 1999 the Board of Directors approved a 1,000 to 1 forward split. This increases outstanding common shares from 1,000 to 1,000,000. The financial statements take into account this split.

                                      F-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
----------------           ---          -------------------------

David Ward                 41           President and Director

Robert Hemmerling          41           Secretary, Treasurer
                                        and Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     David Ward, President and a director of the Company, was appointed to his positions with the Company in July 1997. In addition to his positions with the Company, since July 1992 Mr. Ward has been self-employed as a business consultant, providing management consulting services for various private companies in the construction and service industries. Mr. Ward received a Bachelors Degree in Commerce from the University of British Columbia in 1984 and a Professional Teaching Certificate from the University of British Columbia in 1987. He devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

     Robert Hemmerling, Secretary, Treasurer and a director, was appointed to his positions with the Company in July 1997. In addition to his positions with the Company, since September 1996, Mr. Hemmerling has been employed with Strathmore Resources, Ltd., Kelowna, British Columbia, in the investor relations department. Strathmore Resources is engaged in the business of acquiring and developing uranium properties. Prior, from January 1996 through August 1996, Mr. Hemmerling was unemployed. From January 1992 through December 1995, Mr. Hemmerling was an electrician with Concord Electric, Kelowna, British Columbia. He devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, provided that there were any changes to such persons respective stock holdings in the Company during the previous fiscal year. Based upon information provided to the Company, there have been no changes in the securities holdings of any person during the past fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this Registration Statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this Registration Statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended September 30, 2000.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and          Amount and
                   Address of          Nature of
                   Beneficial         Beneficial        Percent of
Title of Class       Owner              Owner              Class
--------------       -----              -----              -----

Common        David Ward(1)             304,000            30.4%
              4531 Granville Avenue
              Richmond, British Columbia
              Canada V7C 1E3

Common        Robert Hemmerling(1)      304,000            30.4%
              1908 Horizon Drive
              Kelowna, British Columbia
              Canada V1Z 3L3

Common        All Officers and          608,000            60.8%
              Directors as a
              Group (2 persons)
------------------------------

(1)  Officer and Director.

     The balance of the Company's outstanding Common Shares are held by 8 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company maintains a mailing address at an affiliate's address. This address is Suite 104, 1456 St. Paul Street, Kelowna, B.C., Canada, V1Y 2E6. At this time the Company has no need for an office.

     The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the fiscal year ended September 2000, the Company incurred $11,190 in legal expense, $3,980 in accounting expense, $85 in filing fees, and $115 in resident agent fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company.

     There are no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3.1*   Certificate and Articles of Incorporation

      3.2*   Bylaws

      4.1*   Form of Lock-up Agreements Executed by the Company's
             Shareholders

      EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on November 12, 1999, and are incorporated by reference herein.

(b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 11, 2001.

                                       INVESTMENT ASSOCIATES, INC.
                                       (Registrant)


                                       By:s/ David Ward
                                          --------------------------------
                                          David Ward, President

                                       By:s/ Robert Hemmerling
                                          --------------------------------
                                          Robert Hemmerling, Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 11, 2001.

s/ David Ward
------------------------------
David Ward, Director

s/ Robert Hemmerling
------------------------------
Robert Hemmerling, Director

                           INVESTMENT ASSOCIATES, INC.

                  Exhibit Index to Annual Report on Form 10-KSB
                  For the Fiscal Year Ended September 30, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................29