Form 10QSB
period 2000-12-31
INVESTMENT ASSOCIATES INC
filed 2001-02-14
CIK 1088207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 2000, was 1,000,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended December 31, 2000 are attached hereto.

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

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     On September 18, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, the Company's Board of Directors were re-elected and the Company's independent accountants, Cordovano & Harvey, P.C., were appointed to audit the Company's financial statements for the fiscal year ended September 30, 2000.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                         Page
                                                                        ------

Condensed balance sheet, December 31, 2000 (unaudited) ................    2

Condensed statements of operations for the three months ended
   December 31, 2000 and 1999, and from July 18, 1997 (inception)
   through December 31, 2000 (unaudited) ..............................    3

Condensed statements of cash flows for the three months ended
   December 31, 2000 and 1999, and from July 18, 1997 (inception)
   through December 31, 2000 (unaudited) ..............................    4

Notes to condensed financial statements ...............................   5-6


*The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report































                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                                December 31, 2000

                                     ASSETS

                                             TOTAL ASSETS   $                -
                                                            ==================

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES

  Accounts payable .....................................   $                -
  Accrued liabilities ..................................   $            1,750
                                                           ------------------
                               TOTAL CURRENT LIABILITIES                1,750
                                                           ------------------

SHAREHOLDERS' EQUITY

  Preferred stock, $.001 par value,
   25,000,000 shares authorized,
   -0- shares issued and
   outstanding (See Note D)............................                    -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding (See Note D)............................                1,000
  Additional paid-in capital ..........................               14,975
  Deficit accumulated during the
   development stage ..................................              (17,725)
                                                          ------------------
                             TOTAL SHAREHOLDERS' EQUITY               (1,750)
                                                          ------------------

                                                          $                -
                                                          ==================














            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                 July 18, 1997
                                        Three Months Ended        (inception)
                                    ----------------------------    Through
                                     December 31,   December 31,   December 31,
                                        2000           1999           2000
                                   -------------  -------------  -------------

COSTS AND EXPENSES

  Legal fees .....................  $         770  $      10,000  $      11,960
  Accounting fees ................            250          1,948          3,980
  Printing .......................              -              -              -
  Licenses and fees ..............              -              -            535
  Stock-based compensation for
     organizational costs (Note B)              -              -          1,000
                                    -------------  -------------  -------------
              LOSS FROM OPERATIONS         (1,020)       (11,948)       (17,475)
                                    -------------  -------------  -------------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)

  Current tax benefit ............            194          2,275          3,327
  Deferred tax expense ...........           (194)        (2,275)        (3,327)
                                    -------------  -------------  -------------
                          NET LOSS  $      (1,020) $     (11,948) $     (17,475)
                                    =============  =============  =============

  BASIC AND DILUTED
    LOSS PER COMMON SHARE ........  $           *  $       (0.01) $       (0.02)
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



* Less than .01 per share
















            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 July 18, 1997
                                         Three Months Ended       (inception)
                                    ----------------------------    Through
                                     December 31,   December 31,   December 31,
                                        2000           1999           2000
                                    -------------  -------------  -------------

Net cash used in operating
    activities ...................  $           -  $           -  $     (14,975)
                                    -------------  -------------  -------------

Cash flows from financing activities:

     Third party expenses paid by
       affiliate on behalf of the
       company, recorded as
       additional paid-in capital.              -              -         14,975
                                    -------------  -------------  -------------
Net cash provided by financing
     activities ..................              -              -         14,975
                                    -------------  -------------  -------------

                Net Change in cash              -              -              -

    Cash, beginning of period ....              -              -              -
                                    -------------  -------------  -------------
               Cash, end of period  $           -  $           -  $           -
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
                                    =============  ============  ============




            See accompanying notes to condensed financial statements

                          INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2000 as filed in its form 10-KSB on January 11, 2001 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 18, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

NOTE B: RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at an affiliate's address. This address is Suite 104, 1456 St. Paul Street, Kelowna, B.C., Canada V1Y 2E6. At this time the Company has no need for an office.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended December 31, 2000 the Company incurred legal expense of $770 and accounting expense of $250. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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

NOTE D: SHAREHOLDERS' EQUITY

Common Stock

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

                                        INVESTMENT ASSOCIATES, INC.
                                        (Registrant)

                                        Dated:  February 13, 2001



                                        By:  s/Robert Hemmerling
                                           -----------------------------
                                           Robert Hemmerling,
                                           Secretary/Treasurer

                           INVESTMENT ASSOCIATES, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule ........................................  13