Form 10QSB
period 2001-03-31
INVESTMENT ASSOCIATES INC
filed 2001-05-04
CIK 1088207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                         Commission File Number: 0-28053



                           INVESTMENT ASSOCIATES, INC.
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
         (State or other jurisdiction of incorporation or organization)


                                   98-0204280
                        (IRS Employer Identification No.)


                              104-1456 St. Paul St.
                        Kelowna, British Columbia, Canada
                    (Address of principal executive offices)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 4, 2001, was 1,000,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended March 31, 2001 are attached hereto.

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

Plan of Operation

     Investment Associates, Inc. ("we," "our," or "the Company") intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, our management has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement with any third party relevant thereto. In the event we do enter into an agreement with such a third party, our Board of Directors intends to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     We have no full time employees. Our President and Secretary have agreed to allocate a portion of their time to our business, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because we presently have nominal overhead or other material financial obligations, we believe that our short term cash requirements can be satisfied by our management injecting whatever amounts of cash to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to us through any means.

Liquidity and Capital Resources

     We presently have nominal cash or cash equivalents. Because we are not required to pay rent or salaries to any of our officers or directors, we believe that we have sufficient funds to continue operations through the foreseeable future.

     Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop in our securities until such time as we successfully implement our business plan of engaging in a business opportunity, either by merger or acquisition of assets. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits - none

                  (b)      Reports on Form 8-K - none.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVESTMENT ASSOCIATES, INC.
                                        (Registrant)

                                        Dated:  May 4, 2001



                                        By:  s/Robert Hemmerling
                                           --------------------------------
                                        Its:  Secretary
                                            -------------------------------

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2001

                                  ASSETS

                                                       TOTAL ASSETS  $        -
                                                                     ==========


                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES:
      Accounts payable and accrued liabilities.......................$      500
                                                                     ----------

                                                  TOTAL LIABILITIES         500
                                                                     ----------


SHAREHOLDERS' (DEFICIT) (Note D):
      Preferred stock................................................         -
      Common stock...................................................     1,000
      Additional paid-in capital.....................................    17,409
      Deficit accumulated during the development stage...............   (18,909)
                                                                     ----------

                                       TOTAL SHAREHOLDERS' (DEFICIT)       (500)
                                                                     ----------

                                                                     $        -
                                                                     ==========

            See accompanying notes to condensed financial statements


                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     July 18, 1997
                                          Three Months Ended     Six Months Ended     (inception)
                                         --------------------  ---------------------    Through
                                          March 31, March 31,  March 31,   March 31,    March 31,
                                            2001      2000       2001        2000         2001
                                         ---------  ---------  ---------  ---------  -------------
COSTS AND EXPENSES
    Legal fees...........................$     934  $     104  $   1,704  $  10,104  $      12,894
    Accounting fees......................      250        250        500      2,231          4,480
    Licenses and fees.....................       -          -          -          -            535
    Stock-based compensation for
         organizational costs (Note B)...        -          -          -          -          1,000
                                         ---------  ---------  ---------  ---------  -------------

                    LOSS FROM OPERATIONS     1,184        354      2,204     12,335         18,909
                                         ---------  ---------  ---------  ---------  -------------

INCOME TAXES (Note C)....................        -          -          -          -              -
                                         ---------  ---------  ---------  ---------  -------------

                                NET LOSS $   1,184  $     354  $   2,204  $  12,335  $      18,909
                                         =========  =========  =========  =========  =============

BASIC AND DILUTED
    LOSS PER COMMON SHARE................$       *  $       *  $       *  $    0.01
                                         =========  =========  =========  =========

BASIC WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING...................1,000,000  1,000,000  1,000,000  1,000,000
                                         =========  =========  =========  =========



      *  Less than .01 per share

            See accompanying notes to condensed financial statements


                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                      July 18, 1997
                                                   Six Months Ended    (inception)
                                                       March 31,         Through
                                                  ------------------     March 31,
                                                     2001     2000         2001
                                                  --------  --------  -------------
Net cash used in operating activities.............$ (3,204) $(12,420) $     (17,409)
                                                  --------  --------  -------------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital...............   3,204    12,420         17,409
                                                  --------  --------  -------------

Net cash provided by financing activities.........   3,204    12,420         17,409
                                                  --------  --------  -------------

                               Net change in cash        -         -              -
Cash, beginning of period.........................       -         -              -
                                                  --------  --------  -------------

                              Cash, end of period $      -  $      -  $           -
                                                  ========  ========  =============


Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest.................................$      -  $      -  $           -
                                                  ========  ========  =============
         Income taxes.............................$      -  $      -  $           -
                                                  ========  ========  =============

      Non-cash financing activities:
         1,000,000 shares common stock
            issued for services...................$      -  $      -  $       1,000
                                                  ========  ========  =============



            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2000 as filed in its form 10-KSB on January 12, 2001 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 18, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

NOTE B: RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at an affiliate's address. This address is Suite 104, 1456 St. Paul Street, Kelowna, B.C., Canada V1Y 2E6. At this time, the Company has no need for an office.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. During the six months ended March 31, 2001, the affiliate paid expenses totaling $3,204, which increased the Company's additional paid-in capital from $14,205 at September 30, 2000 to $17,409 at March 31, 2001.

During the six months ended March 31, 2001, the Company incurred legal expense of $1,704 and accounting expense of $500. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                          INVESTMENT ASSOCIASTES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D: FORWARD STOCK SPLIT

Common Stock
------------

The Company initially authorized 25,000 shares of no par value common stock. On July 23, 1999 the Board of Directors approved an increase in authorized shares to 50,000,000 and changed the par value to $.001. On July 20, 1997, the Company issued 1,000 shares of common stock for services valued at $1.00 per share, or $1000.

On October 5, 1999 the Company filed amended articles with the state of Nevada to change the authorized shares of common stock originally approved by the Board of Directors to 50,000,000, $.001 par and 25,000,000 shares of preferred stock $.001 par.

On October 6, 1999, the Board of Directors approved a 1,000 to 1 forward split. This increased outstanding common shares from 1,000 to 1,000,000. The financial statements take into account this split.