Form 10QSB
period 2001-06-30
INVESTMENT ASSOCIATES INC
filed 2001-08-14
CIK 1088207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2001, was 1,000,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

          The unaudited financial statements for the nine month period ended June 30, 2001 are attached hereto.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K - none.

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2001

                                     ASSETS

                                                   TOTAL ASSETS $          -
                                                                ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
  Accounts payable and accrued liabilities......................$        750
                                                                ------------
                                              TOTAL LIABILITIES          750
                                                                ------------

SHAREHOLDERS' DEFICIT (Note D):
 Preferred stock................................................           -
 Common stock...................................................       1,000
 Additional paid-in capital.....................................      17,937
 Deficit accumulated during the development stage...............     (19,687)
                                                                ------------
                                    TOTAL SHAREHOLDERS' DEFICIT         (750)
                                                                ------------

                                                                $          -
                                                                ============




            See accompanying notes to condensed financial statements
                                        4



                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    July 18, 1997
                                                                                     (inception)
                                         Three Months Ended    Nine Months Ended       Through
                                               June 30,             June 30,           June 30,
                                        --------------------  --------------------  -------------
                                           2001       2000       2001       2000         2001
                                        ---------  ---------  ---------  ---------  -------------
COSTS AND EXPENSES
 Legal fees............................ $     328  $     280  $   2,032  $  10,384  $      13,222
 Accounting fees.......................       250        250        750        857          4,730
 Licenses and fees.....................       200        200        200        200            735
 Stock-based compensation for
      organizational costs (Note D)....         -          -          -          -          1,000
                                        ---------  ---------  ---------  ---------  -------------
                   LOSS FROM OPERATIONS      (778)      (730)    (2,982)   (11,441)       (19,687)
                                        ---------  ---------  ---------  ---------  -------------

INCOME TAXES (Note C)..................         -          -          -          -              -
                                        ---------  ---------  ---------  ---------  -------------

                               NET LOSS $    (778) $    (730) $  (2,982) $ (11,441) $     (19,687)
                                        =========  =========  =========  =========  =============

BASIC AND DILUTED
 LOSS PER COMMON SHARE................. $       *  $       *  $       *  $   (0.01)
                                        =========  =========  =========  =========

BASIC WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING.................... 1,000,000  1,000,000  1,000,000  1,000,000
                                        =========  =========  =========  =========


   *  Less than .01 per share




            See accompanying notes to condensed financial statements
                                        5

                           INVESTMENT ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   July 18, 1997
                                               Nine Months Ended    (inception)
                                                    June 30,          Through
                                               -----------------      June 30,
                                                 2001      2000         2001
                                               -------  --------  -------------

Net cash used in operating activities ........ $(3,732) $(12,614) $     (17,937)
                                               -------  --------  -------------

Cash flows from financing activities:
    Third party expenses paid by affiliate on
       behalf of the company, recorded as
       additional-paid-in capital.............   3,732    12,614         17,937
                                               -------  --------  -------------
Net cash provided by financing activities ....   3,732    12,614         17,937
                                               -------  --------  -------------

                            Net change in cash       -         -              -
Cash, beginning of period.....................       -         -              -
                                               -------  --------  -------------

                           Cash, end of period $     -  $      -              -
                                               =======  ========  =============


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.................................. $     -  $      -  $           -
                                               =======  ========  =============
    Income taxes.............................. $     -  $      -  $          -
                                               =======  ========  =============

    Non-cash financing activities:
       1,000,000 shares common stock
          issued for services................. $     -  $      -  $       1,000
                                               =======  ========  =============




            See accompanying notes to condensed financial statements
                                        6

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

NOTE B: RELATED PARTY TRANSACTIONS

The Company has no cash operating account. An affiliate, R.D. Capital, Inc., has assumed the responsibility to pay obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the three and nine months ended June 30, 2001, R.D. Capital made payments to vendors totaling $528 and $3,732, respectively, on behalf of the Company.

Through June 30, 2001, R.D. Capital has contributed capital totaling $17,937.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

NOTE D: FORWARD STOCK SPLIT

Common Stock The Company initially authorized 25,000 shares of no par value common stock. On July 23, 1999 the Board of Directors approved an increase in authorized shares to 50,000,000 and changed the par value to $.001. On July 20, 1997, the Company issued 1,000 shares of common stock for services valued at $1.00 per share, or $1,000.

                          INVESTMENT ASSOCIASTES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

On October 5, 1999 the Company filed amended articles with the state of Nevada to change the authorized shares of stock originally approved by the Board of
Directors to 50,000,000 shares of common stock at $.001 par and 25,000,000 shares of preferred stock at $.001 par.

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

                                       INVESTMENT ASSOCIATES, INC.
                                       (Registrant)

                                       Dated:  August 14, 2001



                                       By:   s/Robert Hemmerling
                                          --------------------------------
                                       Its:   Secretary
                                           -------------------------------