Form 10KSB
period 2001-09-30
INVESTMENT ASSOCIATES INC
filed 2001-12-21
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-28053

                           INVESTMENT ASSOCIATES, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0204280
                     (I.R.S. Employer Identification Number)

                           104 - 1456 St. Paul Street
                       Kelowna, British Columbia, V1Y 2E6
                    (Address of principal executive offices)

                                  (250)868-8177
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [ X ] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ X ]

The Issuer's revenues for its fiscal year ended September 30, 2001 were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

On September 30, 2001, the number of shares outstanding of the registrant's Common Stock was 1,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes    ;   No X
                                                               ----      ----

                                     PART I
                                    BUSINESS

Item 1. Description of Business
-------------------------------

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

Employees

During the fiscal year ended September 30, 2001, the Company had no full time employees. The Company's President and Secretary and Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

Item 2. Description of Property
-------------------------------

Facilities.
-----------
The Company operates from its offices at 1456 St. Paul Street, Suite 104, Kelowna, British Columbia, Canada V1Y 2E6. This space is provided to the Company on a rent free basis by Devinder Randhawa, a shareholder of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

Other Property.
---------------
The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

Item 3. Legal Proceedings
-------------------------

There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a)  We held an annual general meeting on September 14, 2001.

(b) Our annual general meeting involved the election of directors. Mr. David Ward and Mr. Robert Hemmerling were re-elected the directors of our company.

(c) The first matter which was voted on at our annual general meeting was the election of directors. 1,000,000 votes received were cast for and zero votes were received against the election of Mr. David Ward and Mr. Robert Hemmerling as directors of the Company.

     The second matter which was voted on at our annual general meeting was the election of auditors. 1,000,000 votes received were cast for and zero votes were received against the election of Cordovano & Harvey as our auditors for the fiscal year ending September 30, 2002.

(d)  Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

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

(c)  Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended September 30, 2001, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

Item 6. Management's Discussion and Analysis of Financial Condition and Results in Operations
--------------------------------------------------------------------------------

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

(a)  Plan of Operation.
     ------------------

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

Item 7. Financial Statements
----------------------------

     The audited financial statements for Investment Associates, Inc. for the year ending September 30, 2001 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2001.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

The Directors and Officers of the Company as of the date of this report are as follows:

Name                            Age            Position
------------------              ---            --------
David Ward                      41             President and Director
Robert Hemmerling               41             Secretary, Treasurer and Director

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

Resumes
-------

David Ward, President and a director of the Company, was appointed to his positions with the Company in July 1997. In addition to his positions with the Company, since July, 1992. Mr. Ward has been self-employed as a business consultant, providing management consulting services for various private companies in the construction and service industries. Mr. Ward received a Bachelors Degree in Commerce from the University of British Columbia in 1984 and a Professional Teaching Certificate from the University of British Columbia in 1987. He devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

Robert Hemmerling, Secretary, Treasurer and a director, was appointed to his positions with the Company in July 1997. In addition to his positions with the Company, since September ,1996, Mr. Hemmerling has been employed with Strathmore Minerals Corp., Kelowna, British Columbia, in the investor relations department. Strathmore Minerals Corp. is engaged in the business of acquiring and developing uranium properties. Prior, from January 1996 through August 1996, Mr. Hemmerling was unemployed. From January 1992 through December 1995, Mr. Hemmerling was an electrician with Concord Electric, Kelowna, British Columbia. He devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

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

Item 10. Executive Compensation
-------------------------------

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

The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended September 30, 2001.

There  are  no  bonus  or  incentive   plans  in  effect,   nor  are  there  any
understandings in place concerning additional compensation to the Company's officers.


--------------------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
                                                                           --------------------------
                                           Annual Compensation                      Awards               Payouts
--------------------------------   -------------------------------------   --------------------------   -----------   ----------
          (a)             (b)          (c)         (d)          (e)            (f)          (g)            (h)           (i)
------------------------ -------   ------------ ----------- ------------   ------------ -------------   -----------   ----------
                                                              Other                                                     All
                                                              Annual       Restricted    Securities                     Other
  Name and Principle                                           Comp-         Stock       Underlying        LTIP         Comp-
       Position                      Salary       Bonus      ensation       Award(s)    Option/SARs      Payouts      ensation
                          Year         ($)         ($)          ($)            ($)          (#)            ($)           ($)

------------------------ -------   ------------ ----------- ------------   ------------ -------------   -----------   ----------
David Ward,              2000/        $0.00       $0.00        $0.00          $0.00          0            $0.00         $0.00
President and Director   2001
------------------------ -------   ------------ ----------- ------------   ------------ -------------   -----------   ----------
Robert Hemmerling,       2000/        $0.00       $0.00        $0.00          $0.00          0            $0.00         $0.00
Secretary, Treasurer     2001
and Director
------------------------ -------   ------------ ----------- ------------   ------------ -------------   -----------   ----------

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2001 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                  Name and Address             Amount and Nature        Percent
Title of Class    of Beneficial Owner          of Beneficial Owner      of Class
--------------    -------------------          -------------------      --------

Common Stock      David Ward (1)               304,000 common shares    30.4%
                  4531 Granville Avenue        Direct Ownership
                  Richmond, B. C.
                  V7C 1E3

Common Stock      Robert Hemmerling            304,000 common shares    30.4%
                  Suite 104                    Direct Ownership
                  1456 St. Paul Street
                  Kelowna, B.C.
                  V1Y 2E6

Common Stock      All Officers and Directors   608,000 common shares    60.8%
                  as a Group (2 persons)

(1)  Officer and Director.

The balance of our outstanding common stock is held by eight persons, none of whom hold 5% or more of our outstanding common stock.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

The Company maintains a mailing address at an affiliate's address. This address is Suite 104, 1456 St. Paul Street, Kelowna, B.C., Canada, V1Y 2E6. At this time the Company has no need for an office.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the fiscal year ended September, 2001, the Company incurred $2,448 in legal expenses, $2,250 in accounting expenses and $200 in filing fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company.

There are no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits, List and Reports on Form 8-K.
------------------------------------------------

(A)  Exhibits

Exhibit
Number       Description
-------      -------------------------------------------------------------------
3.1          Articles of Incorporation and amendments thereto, as filed with the
             Issuer's Form 10-SB (file no. 000-28053) filed on November 12, 1999 incorporated herein by reference.

3.3 Bylaws as filed with the Issuer's Form 10-SB (file no. 000-28053) on November 12, 1999 incorporated herein by reference.

4.1 Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-28053) filed on November 12, 1999, incorporated herein by reference.

13.1 Form 10QSB for the Period ended December 31, 2000, filed on February 14, 2001, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2001, filed on May 4, 2001, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2001, filed on August 14, 2001, incorporated herein by reference.

(B)  Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVESTMENT ASSOCIATES, INC.


Dated:  December 21, 2001               Per:  /s/Robert Hemmerling
                                              ----------------------------------
                                              Robert Hemerling,
                                              Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                        /s/Robert Hemmerling
                                        ----------------------------------------
                                        Robert Hemmerling,
                                        Secretary, Treasurer and Director

                                        December 21, 2001
                                        ----------------------------------------
                                        Date

                           INVESTMENT ASSOCIATES, INC.

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Independent auditors' report .............................................   F-2
Balance sheet, September 30, 2001 ........................................   F-3
Statements of operations, for the years ended
     September 30, 2001 and 2000 .........................................   F-4
Statement of shareholders' deficit, from
     October 1, 1999 through September 30, 2001 ..........................   F-5
Statements of cash flows, for the years ended September 30, 2001 and 2000    F-6
Notes to financial statements ............................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Investment Associates, Inc.


We have audited the balance sheet of Investment Associates, Inc. as of September 30, 2001 and the related statements of operations, shareholders' deficit and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Associates, Inc. as of September 30, 2001, and the related statements of operations and cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred recurring losses since inception and has a working capital deficiency as of September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Harvey, P.C
-----------------------------
Cordovano and Harvey, P.C
Denver, Colorado
December 17, 2001

                           INVESTMENT ASSOCIATES, INC.

                                  Balance Sheet

                               September 30, 2001

                                     ASSETS

                                                      Total Assets     $   --
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
      Indebtedness to related party (Note B) .......................   $  2,720
      Accrued liabilities ..........................................      1,500
                                                                       --------
                                                   Total liabilities      4,220
                                                                       --------

Shareholders' deficit:
      Preferred stock, $.001 par value, 25,000,000 shares
         authorized, -0- shares issued and outstanding .............       --
      Common stock, $.001 par value, 50,000,000 shares
         authorized, 1,000,000 shares issued and outstanding .......      1,000
      Additional paid-in capital (Note B) ..........................     19,103
      Retained deficit .............................................    (24,323)
                                                                       --------
                                         Total shareholders' deficit     (4,220)
                                                                       --------

                         Total Liabilities and Shareholders' Deficit   $   --
                                                                       ========

On behalf of the Board of Directors:

/s/Robert Hemmerling, Director
------------------------------
Robert Hemmerling, Director

                 See accompanying notes to financial statements

                    INVESTMENT ASSOCIATES, INC.

                      Statements of Operations

                                                     Years Ended September 30,
                                                     --------------------------
                                                        2001            2000
                                                     -----------    -----------
COSTS AND EXPENSES
     Legal fees ..................................   $     2,448    $    11,190
     Accounting fees .............................         2,250          3,980
     Prospecting fees ............................         2,720           --
     Licenses and fees ...........................           200            200
                                                     -----------    -----------
                          Total costs and expenses         7,618         15,370
                                                     -----------    -----------
                                    Operating loss        (7,618)       (15,370)
                                                     -----------    -----------

Income taxes (Note C) ............................          --             --
                                                     -----------    -----------

                                          Net loss   $    (7,618)   $   (15,370)
                                                     ===========    ===========


Basic and diluted loss per common share ..........   $      *       $     (0.02)
                                                     ===========    ===========

Basic and diluted weighted average common
     shares outstanding ..........................     1,000,000      1,000,000
                                                     ===========    ===========

 *  Less than $.01 per share

                 See accompanying notes to financial statements


                           INVESTMENT ASSOCIATES, INC.

                       Statement of Shareholders' Deficit

                   October 1, 1999 through September 30, 2001


                                                                    Common Stock        Additional
                                                                ---------------------    Paid-In    Retained
                                                                  Shares    Par Value    Capital     Deficit       Total
                                                                ---------   ---------   ---------   ---------    ---------
                                     BALANCE, OCTOBER 1, 1999   1,000,000   $   1,000   $     335   $  (1,335)   $    --

Third party expenses paid by an affiliate on
   behalf of the Company (Note B) ...........................        --          --        13,870        --         13,870
Net loss for year ended September 30, 2000 ..................        --          --          --       (15,370)     (15,370)
                                                                ---------   ---------   ---------   ---------    ---------
                                  BALANCE, SEPTEMBER 30, 2000   1,000,000       1,000      14,205     (16,705)      (1,500)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B) ...........................        --          --         4,898        --          4,898
Net loss for year ended September 30, 2001 ..................        --          --          --        (7,618)      (7,618)
                                                                ---------   ---------   ---------   ---------    ---------
                                  BALANCE, SEPTEMBER 30, 2001   1,000,000   $   1,000   $  19,103   $ (24,323)   $  (4,220)
                                                                =========   =========   =========   =========    =========

                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.

                            Statements of Cash Flows

                                                                   Years Ended September 30,
                                                                   -------------------------
                                                                        2001        2000
                                                                      --------    --------
Cash flows from operating activities:
      Net loss ....................................................   $ (7,618)   $(15,370)
      Transactions not requiring cash:
         Changes in operating liabilities:
            Accounts payable and accrued liabilities ..............       --         1,500
                                                                      --------    --------
                              Net cash used in operating activities     (7,618)    (13,870)
                                                                      --------    --------

Cash flows from financing activities:
      Proceeds from loan issuance by related party (Note B) .......      2,720        --
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital ...............................      4,898      13,870
                                                                      --------    --------
                          Net cash provided by financing activities      7,618      13,870
                                                                      --------    --------

Net change in cash ................................................       --          --
Cash, beginning of period .........................................       --          --
                                                                      --------    --------

                                                Cash, end of period   $   --      $   --
                                                                      ========    ========
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
         Interest                                                     $   --      $   --
                                                                      ========    ========
         Income taxes                                                 $   --      $   --
                                                                      ========    ========

                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.

                          Notes To Financial Statements


Note A: Organization and summary of significant accounting policies

Organization

Investment Associates, Inc. (the "Company") was incorporated, under the laws of Nevada on July 18, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended September 30, 2001. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information is no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2001 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2001. The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate.

Fair value of financial instruments

The Company's financial instruments consist of accounts payable and accrued liabilities. The carrying amounts of the current liabilities approximate fair value due to the short-term maturity of the instruments.

                           INVESTMENT ASSOCIATES, INC.

                          Notes To Financial Statements

Use of estimates

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

Prospecting costs

The Company follows the full cost method of accounting for ore reserves. Accordingly, all costs associated with acquisition, exploration, and development of reserves, including directly related overhead costs, are capitalized. All other costs, including prospecting costs, are expensed as incurred. No costs were capitalized as of September 30, 2001.

Income Taxes

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

Loss per common share

Basic loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At September 30, 2001, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

                           INVESTMENT ASSOCIATES, INC.

                          Notes To Financial Statements

Note B: Related party transactions

The Company maintains a mailing address at an affiliate's address. At this time, the Company has no need for an office.

During the years ended September 30, 2001 and 2000, the Company incurred $22,988 in expenses of which $18,768 was paid by the affiliate. The remaining balance of $4,220 is included in loan payable and accrued liabilities in the accompanying financial statements.

Since the Company's inception, the affiliate has paid expenses on behalf of the Company totaling $19,103. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

On July 13, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned the Company $2,720 to pay county, staking and geologist fees on uranium ore reserves in the State of Utah. The loan does not carry an interest rate and is due on demand. The $2,720 is included in the accompanying financial statements as prospecting costs with an offsetting credit to indebtedness to related party.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                             September 30,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
U.S. statutory federal rate ............................    15.00%      15.00%
State income tax rate, net of federal benefit ..........     3.94%       4.04%
Net operating loss (NOL) for which no tax
    benefit is currently available .....................   -18.94%     -19.04%
                                                          --------     --------
                                                             0.00%       0.00%
                                                          ========     ========

At September 30, 2001, deferred taxes consisted of a net tax asset of $4,305, due to operating loss carryforwards of $24,323, which was fully allowed for, in the valuation allowance of $4,305. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2001 and 2000 were $1,443 and $2,798, respectively. Net operating loss carryforwards will expire through 2021.

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