Form 10QSB
period 2001-12-31
INVESTMENT ASSOCIATES INC
filed 2002-02-12
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:     1,000,000 common shares as at
                                               December 31, 2001

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet as of December 31, 2001                F-1

                   Statement of Operations for the period ended
                   December 31, 2001                                    F-2

                   Statements of Cash Flows for the period ended
                   December 31, 2001                                    F-3

                   Notes to Consolidated Financial Statements           F-4

         Item 2    Plan of Operation                                      5

PART II. OTHER INFORMATION

         Item 1    Legal Proceedings                                      6

         Item 2    Changes in Securities                                  6

         Item 3    Defaults Upon Senior Securities                        6

         Item 4    Submission of Matters to a Vote of Security Holders    6

         Item 5    Other Information                                      6

         Item 6    Exhibits and Reports on Form 8K                        6


         SIGNATURES                                                       6

                           INVESTMENT ASSOCIATES, INC.

                             Condensed Balance Sheet

                                December 31, 2001
                                   (Unaudited)

                                     ASSETS


                                                        TOTAL ASSETS   $   --
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
      Accounts payable .............................................   $    193
      Indebtedness to related party (Note B) .......................      2,720
      Accrued liabilities ..........................................      1,750
                                                                       --------
                                                   Total liabilities      4,663
                                                                       --------

Shareholders' deficit:
      Preferred stock ..............................................       --
      Common stock .................................................      1,000
      Additional paid-in capital (Note B) ..........................     20,651
      Retained deficit .............................................    (26,314)
                                                                       --------
                                         Total shareholders' deficit     (4,663)
                                                                       --------

                         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $   --
                                                                       ========

On Behalf of the Board of Directors:

/s/Bob Hemmerling
------------------------
Bob Hemmerling, Director

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                         2001         2000
                                                      -----------   -----------
          Total general and administrative expenses   $     1,991   $     1,020
                                                      -----------   -----------
                                     Operating loss        (1,991)       (1,020)
                                                      -----------   -----------

Income taxes (Note C) .............................        --            --
                                                      -----------   -----------

                                           Net loss   $    (1,991)  $    (1,020)
                                                      ===========   ===========


Basic and diluted loss per common share ...........   $     (0.00)  $     (0.00)
                                                      ===========   ===========

Basic and diluted weighted average common
     shares outstanding ...........................     1,000,000     1,000,000
                                                      ===========   ===========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                        ------------------
                                                         2001       2000
                                                        ------------------
                Net cash used in operating activities   $(1,548)   $  (770)
                                                        -------    -------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital (Note B) ........     1,548        770
                                                        -------    -------
            Net cash provided by financing activities     1,548        770
                                                        -------    -------

Net change in cash ..................................      --         --
Cash, beginning of period ...........................      --         --
                                                        -------    -------

                                  Cash, end of period   $  --      $  --
                                                        =======    =======


Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
         Interest ...................................   $  --      $  --
                                                        =======    =======
         Income taxes ...............................   $  --      $  --
                                                        =======    =======

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2001 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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


NOTE B: RELATED PARTY TRANSACTIONS

On July 13, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned the Company $2,720. The loan does not carry an interest and is due on demand. The loan principal was included in the financial statements as indebtedness to related party at September 30, 2001. There was no change to the loan during the three months ended December 31, 2001.

The Company has no cash operating account. An affiliate, R.D. Capital, Inc., has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the three months ended December 31, 2001 and 2000, R.D. Capital made payments to vendors totaling $1,548 and $770, respectively, on behalf of the Company. Through December 31, 2001, R.D. Capital has contributed capital totaling $20,651.


NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

                      None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INVESTMENT ASSOCIATES, INC.


Dated:  February 11, 2002           Per:    /s/Bob Hemmerling
                                            --------------------------
                                            Bob Hemmerling, Secretary,
                                            Treasurer and Director