Form 10QSB
period 2002-06-30
INVESTMENT ASSOCIATES INC
filed 2002-08-14
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest  practicable date:     1,000,000 common shares
                                                as at June 30, 2002

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.


                                      INDEX


PART 1.  FINANCIAL INFORMATION
                                                                            Page
         Item 1.  Financial Statements                                      ----

                  Balance Sheet as of June 30, 2002 .......................  3

                  Statements of Operations for the
                  three and nine months ended June 30,
                  2002 and 2001 ...........................................  4

                  Statements of Cash Flows for the
                  six months ended June 30, 2002 and 2001 .................  5

                  Notes to Consolidated Financial Statements ..............  6

         Item 2.  Plan of Operations ......................................  7

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ....................................... 11

         Item 2.  Changes in Securities ................................... 11

         Item 3.  Defaults Upon Senior Securities ......................... 11

         Item 4.  Submission of Matters to a Vote of Security Holders ..... 11

         Item 5.  Other Information ....................................... 11

         Item 6.  Exhibits and Reports on Form 8K ......................... 11


         SIGNATURES ....................................................... 12

                           INVESTMENT ASSOCIATES, INC.
                                  BALANCE SHEET
                                     6/30/02
                                   (Unaudited)


                                     ASSETS

Cash ..............................................................    $  4,741
                                                                       --------
                                                      TOTAL ASSETS     $  4,741
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
      Indebtedness to related party (Note B) ......................    $  2,720
      Loans payable (Note C) ......................................      10,000
      Accrued liabilities .........................................         250
                                                                       --------
                                                 Total liabilities       12,970
                                                                       --------

Shareholders' deficit:
      Preferred stock .............................................        --
      Common stock ................................................       1,000
      Additional paid-in capital (Note B) .........................      20,001
      Retained deficit ............................................     (29,230)
                                                                       --------
                                       Total shareholders' deficit       (8,229)
                                                                       --------
                       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $  4,741
                                                                       ========

On behalf of the Board:

/s/Robert Hemmerling
---------------------------
Robert Hemmerling, Director


             See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                             June 30,                     June 30,
                                                   --------------------------    --------------------------
                                                      2002           2001           2002           2001
                                                   -----------    -----------    -----------    -----------
Costs and expenses:
             General and administrative expenses   $     1,316    $       778    $     4,907    $     2,984
                                                   -----------    -----------    -----------    -----------
                                  Operating loss        (1,316)          (778)        (4,907)        (2,984)
                                                   -----------    -----------    -----------    -----------

Income taxes (Note D) ..........................          --             --             --             --
                                                   -----------    -----------    -----------    -----------

                                        Net loss   $    (1,316)   $      (778)   $    (4,907)   $    (2,984)
                                                   ===========    ===========    ===========    ===========


Basic and diluted loss per common share ........   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                   ===========    ===========    ===========    ===========

Basic and diluted weighted average common
     shares outstanding ........................     1,000,000      1,000,000      1,000,000      1,000,000
                                                   ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           Nine Months Ended
                                                                               June 30,
                                                                           -----------------
                                                                            2002       2001
                                                                           -------   -------
Cash flows from operating activities:
                                   Net cash used in operating activities   $ 4,741   $(3,732)
                                                                           -------   -------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital (Note B) ...........................      --       3,732
                                                                           -------   -------
                               Net cash provided by financing activities      --       3,732
                                                                           -------   -------

Net change in cash .....................................................     4,741      --
Cash, beginning of period ..............................................      --        --
                                                                           -------   -------

                                                     Cash, end of period   $ 4,741   $  --
                                                                           =======   =======


Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:
         Interest ......................................................   $  --     $  --
                                                                           =======   =======
         Income taxes ..................................................   $  --     $  --
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

An affiliate, R.D. Capital, Inc., has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the six months ended March 31, 2002 and 2001, R.D. Capital made payments to vendors totaling $898 and $3,204, respectively, on behalf of the Company. Through June 30, 2002, R.D. Capital has contributed capital totaling $20,001.


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

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Management"s Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   None

          (b)      Reports on Form 8-K

                   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INVESTMENT ASSOCIATES, INC.


Dated:  August 9, 2002                       Per:  /s/Robert Hemmerling
                                                   -----------------------------
                                                   Robert Hemmerling, Secretary,
                                                   Treasurer and Director