Form 10KSB
period 2002-10-31
INVESTMENT ASSOCIATES INC
filed 2002-12-24
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-28053
                                                ---------

                           INVESTMENT ASSOCIATES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                                     Nevada
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0204280
                    ----------------------------------------
                     (I.R.S. Employer Identification Number)

                         Suite 810, 1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                            -------------------------
                           (Issuer's telephone number)

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

The Issuer's revenues for its fiscal year ended September 30, 2002 were $0.00.

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

On September 30, 2002, the number of shares outstanding of the registrant's Common Stock was 1,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes    ;   No X
                                                                ---      ---

                                     PART I
                                    BUSINESS

Item 1.  Description of Business
--------------------------------

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

Employees
---------

During the fiscal year ended September 30, 2002, the Company had no full time employees. The Company's President and Secretary and Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

Item 2.  Description of Property
--------------------------------

Facilities. The Company operates from its offices at Suite 810, 1708 Dolphin Avenue, Kelowna, British Columbia, V1Y 9S4, Canada. This space is provided to the Company on a rent free basis by Robert Hemmerling, a director of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

Other Property. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

Item 3.  Legal Proceedings
--------------------------

There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

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

(c)  Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended September 30, 2002, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

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

Item 7.  Financial Statements
-----------------------------

The audited financial statements for Investment Associates, Inc. for the year ending September 30, 2002 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2002.

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

The Directors and Officers of the Company as of the date of this report are as follows:

Name                            Age            Position
----                            ---            --------

David Ward                      41             President and Director
Robert Hemmerling               41             Secretary, Treasurer and Director

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

Item 10.  Executive Compensation
--------------------------------

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

The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended September 30, 2002.

There  are  no  bonus  or  incentive   plans  in  effect,   nor  are  there  any
understandings in place concerning additional compensation to the Company's officers.

                                              SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                       --------------------------------------

                                         Annual Compensation                    Awards            Payouts
                                 ------------------------------------- -------------------------- -----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)

------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
David Ward,              2001/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President                2002
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Robert Hemmerling,       2001/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2002
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2002 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                 Name and Address            Amount and Nature          Percent
Title of Class   of Beneficial Owner         of Beneficial Owner        of Class
--------------   -------------------         -------------------        --------

Common Stock     David Ward (1)              304,000 common shares      30.4%
                 4531 Granville Avenue       Direct Ownership
                 Richmond, B. C.
                 V7C 1E3

Common Stock     Robert Hemmerling           304,000 common shares      30.4%
                 Suite 810                   Direct Ownership
                 1708 Dolphin Avenue
                 Kelowna, B.C.
                 V1Y 9S4

Common Stock     All Officers and Directors  608,000 common shares      60.8%
                 as a Group (2 persons)

(1)  Officer and Director.

The balance of our outstanding common stock is held by eight persons, none of whom hold 5% or more of our outstanding common stock.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The Company maintains a mailing address at an affiliate's address. This address is Suite 810, 1708 Dolphin Avenue, Kelowna, B.C., Canada, V1Y 9S4. At this time the Company has no need for an office.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the fiscal year ended September, 2002, the Company incurred $2,440 in legal expenses, $2,250 in accounting expenses and $2100 in other costs. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company.

There are no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits, List and Reports on Form 8-K.
-------------------------------------------------

(A)  Exhibits

Exhibit
Number    Description
------    -----------

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

13.1 Form 10QSB for the Period ended December 31, 2001, filed on February 12, 2002, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2002, filed on May 15, 2002, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2002, filed on August 14, 2002, incorporated herein by reference.

99.1      Certification of Disclosure by the Company's Chief Executive Officer

99.2      Certification of Disclosure by the Company's Chief Financial Officer


(B)  Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INVESTMENT ASSOCIATES, INC.


Dated:  December 18, 2002          Per:     /s/David Ward
                                            -----------------------------------
                                            David Ward
                                            C.E.O., President and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                   /s/David Ward
                                   --------------------------------------------
                                   David Ward, C.E.O., President and Director

                                   December 18, 2002
                                   --------------------------------------------
                                   Date

PART II

ITEM 7 FINANCIAL STATEMENTS


                           INVESTMENT ASSOCIATES, INC.

                          Index to Financial Statements


                                                                          Page
                                                                          ----

Independent Auditors' Report ...........................................   F-2

Balance Sheet at September 30, 2002 ....................................   F-3

Statements of Operations for the years ended September 30, 2002 and 2001   F-4

Statement of Changes in Shareholders' Deficit for the period from
     October 1, 2000 through September 30, 2002 ........................   F-5

Statements of Cash Flows for the years ended September 30, 2002 and 2001   F-6

Notes to Financial Statements ..........................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Investment Associates, Inc.


We have audited the balance sheet of Investment Associates, Inc. as of September 30, 2002 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Associates, Inc. as of September 30, 2002, and the related statements of operations and cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has a working capital deficiency as of September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C
-----------------------------
Cordovano and Harvey, P.C
Denver, Colorado
December 19, 2002

                           INVESTMENT ASSOCIATES, INC.

                                  Balance Sheet
                               September 30, 2002

                                     Assets

Current assets:
    Cash .........................................................   $  4,108
                                                                     --------

                Total current assets .............................   $  4,108
                                                                     ========


                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .....................   $  1,500
    Indebtedness to related party (Note 2) .......................      2,720
    Loans payable (Note 3) .......................................     10,000
                                                                     --------

                Total current liabilities ........................     14,220
                                                                     --------

Shareholders' deficit:
    Common stock , $.001 par value.  25,000,000 shares authorized,
      1,000,000 shares issued and outstanding ....................      1,000
    Additional paid-in capital ...................................     20,001
    Retained deficit .............................................    (31,113)
                                                                     --------

                Total shareholders' deficit ......................    (10,112)
                                                                     --------

                                                                     $  4,108
                                                                     ========



                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.

                            Statements of Operations

                                                    Years Ended September 30,
                                                   --------------------------
                                                     2002              2001
                                                   -----------    -----------

Costs and expenses:
    Selling, general and administrative expenses   $     6,790    $     7,618
                                                   -----------    -----------


               Loss before income taxes ........        (6,790)        (7,618)
                                                   -----------    -----------

Income tax provision (Note 4) ..................          --             --
                                                   -----------    -----------

               Net loss ........................   $    (6,790)   $    (7,618)
                                                   ===========    ===========

Basic and diluted loss per share ...............   $     (0.01)   $     (0.01)
                                                   ===========    ===========

Weighted average common shares outstanding .....     1,000,000      1,000,000
                                                   ===========    ===========


                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.

                 Statements of Changes in Shareholders' Deficit

                                                                    Common Stock        Additional
                                                                ---------------------   Paid-In      Retained
                                                                 Shares     Par Value    Capital     Deficit       Total
                                                                ---------   ---------   ---------   ---------    ---------
                                     BALANCE, OCTOBER 1, 2000   1,000,000   $   1,000   $  14,205   $ (16,705)   $  (1,500)

Third party expenses paid by an affiliate on
   behalf of the Company (Note 2) ...........................        --          --         4,898        --          4,898
Net loss for year ended September 30, 2001 ..................        --          --          --        (7,618)      (7,618)
                                                                ---------   ---------   ---------   ---------    ---------
                                  BALANCE, SEPTEMBER 30, 2001   1,000,000       1,000      19,103     (24,323)      (4,220)

Third party expenses paid by an affiliate on
   behalf of the Company (Note 2) ...........................        --          --           898        --            898
Net loss for year ended September 30, 2002 ..................        --          --          --        (6,790)      (6,790)
                                                                ---------   ---------   ---------   ---------    ---------
                                  BALANCE, SEPTEMBER 30, 2002   1,000,000   $   1,000   $  20,001   $ (31,113)   $ (10,112)
                                                                =========   =========   =========   =========    =========

                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.

                            Statements of Cash Flows


                                                                                   Years Ended September 30,
                                                                                     --------------------
                                                                                       2002        2001
                                                                                     --------    --------
Cash flows from operating activities:
      Net loss ...................................................................   $ (6,790)   $ (7,618)
         Changes in operating liabilities:
            Accounts payable and accrued liabilities .............................       --          --
                                                                                     --------    --------
                                             Net cash used in operating activities     (6,790)     (7,618)
                                                                                     --------    --------

Cash flows from financing activities:
      Proceeds from loan issuance by related party (Note 2) ......................       --         2,720
      Proceeds from loan issues by unrelated third party (Note 3) ................     10,000        --
      Third party expenses paid by affiliate on
         behalf of the Company (Note 2) ..........................................        898       4,898
                                                                                     --------    --------
                                         Net cash provided by financing activities     10,898       7,618
                                                                                     --------    --------

Net change in cash ...............................................................      4,108        --
Cash, beginning of period ........................................................       --          --
                                                                                     --------    --------

                                                               Cash, end of period   $  4,108    $   --
                                                                                     ========    ========


Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:
         Interest ................................................................   $   --      $   --
                                                                                     ========    ========
                                                                                     ========    ========
         Income taxes ............................................................   $   --      $   --
                                                                                     ========    ========

                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.

                          Notes To Financial Statements


Note 1: Organization and summary of significant accounting policies

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2002 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2002. The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate.

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

Prospecting costs

The Company follows the full cost method of accounting for ore reserves. Accordingly, all costs associated with acquisition, exploration, and development of reserves, including directly related overhead costs, is capitalized. All other costs, including prospecting costs, are expensed as incurred. No costs were capitalized as of September 30, 2002.

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

At September 30, 2002, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

Note 2: Related party transactions

The Company maintains a mailing address at an affiliate's address. At this time, the Company has no need for an office.

                           INVESTMENT ASSOCIATES, INC.

                          Notes To Financial Statements


During the years ended September 30, 2002 and 2001, the Company incurred $14,408 in expenses of which $898 was paid by the affiliate. The remaining $14,220 is included in loan payable and accrued liabilities in the accompanying financial statements.

Since the Company's inception, the affiliate has paid expenses on behalf of the Company totaling $20,001. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

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

Note 3: Loan payable

During the year ended, an unrelated third party made a non-interest bearing loan to the Company for working capital. The loan is due on demand.

Note 4: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:


                                                          For the Years Ended
                                                             September 30,
                                                          ---------------------
                                                             2002       2001
                                                          ---------   ---------
U.S. statutory federal rate ............................     15.00%      15.00%
State income tax rate, net of federal benefit ..........      3.94%       3.94%
Net operating loss (NOL) for which no tax
    benefit is currently available .....................    -18.94%     -18.94%
                                                          ---------   ---------
                                                              0.00%       0.00%
                                                          =========   =========

At September 30, 2002, deferred taxes consisted of a net tax asset of $5,591 due to operating loss carryforwards of $31,113, which was fully allowed for, in the valuation allowance of $5,591. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2002 and 2001 were $1,286 and $1,443, respectively. Net operating loss carryforwards will expire through 2022.

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