Form 10QSB
period 2002-12-31
INVESTMENT ASSOCIATES INC
filed 2003-02-14
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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


                                   98-0204280
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                     ---------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 common shares as at
                                                December 31, 2002

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.


                                      INDEX


PART 1.  FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheet as of December 31, 2002                        3

                  Statement of Operations for the period ended
                  December 31, 2002                                            4

                  Statements of Cash Flows for the period ended
                  December 31, 2002                                            5

                  Notes to Consolidated Financial Statements                   6

         Item 2   Plan of Operation                                            7

PART II. OTHER INFORMATION

         Item 1   Legal Proceedings                                           11

         Item 2   Changes in Securities                                       11

         Item 3   Defaults Upon Senior Securities                             11

         Item 4   Submission of Matters to a Vote of Security Holders         11

         Item 5   Other Information                                           11

         Item 6   Exhibits and Reports on Form 8K                             11

         SIGNATURES                                                           12

PART I FINANCIAL INFORMATION
Item 1 Financial Statements



                           INVESTMENT ASSOCIATES, INC.

                          Index to Financial Statements


                                                                            Page
                                                                            ----


Condensed Balance Sheet at December 31, 2002 (unaudited) ...................   3

Condensed Statements of Operations for the three months ended
     December 31, 2002 and 2001 (unaudited) ................................   4

Condensed Statements of Cash Flows for the three months ended
     December 31, 2002 and 2001 (unaudited) ................................   5

Notes to Condensed Financial Statements ....................................   6

                            INVESTMENT ASSOCIATES, INC.

                             Condensed Balance Sheet
                                December 31, 2002
                                   (Unaudited)



 Assets

Current assets:
    Cash .............................................   $  2,867
                                                         --------

                Total current assets .................   $  2,867
                                                         ========

                 Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .........   $  2,686
    Indebtedness to related party (Note 2) ...........      2,720
    Loans payable (Note 3) ...........................     10,000
                                                         --------

                Total current liabilities ............     15,406
                                                         --------

Shareholders' deficit:
    Common stock .....................................      1,000
    Additional paid-in capital .......................     20,001
    Retained deficit .................................    (33,540)
                                                         --------

                Total shareholders' deficit ..........    (12,539)
                                                         --------

                                                         $  2,867
                                                         ========



            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)



                                                       Three Months Ended
                                                          December 31,
                                                   --------------------------
                                                      2002           2001
                                                   -----------    -----------
Costs and expenses:
    Selling, general and administrative expenses   $     2,427    $     1,991
                                                   -----------    -----------
                 Loss before income taxes ......        (2,427)        (1,991)
                                                   -----------    -----------

Income tax provision (Note 4) ..................          --             --
                                                   -----------    -----------

                 Net loss ......................   $    (2,427)   $    (1,991)
                                                   ===========    ===========

Basic and diluted loss per share ...............   $     (0.00)   $     (0.00)
                                                   ===========    ===========

Weighted average common shares outstanding .....     1,000,000      1,000,000
                                                   ===========    ===========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                     Three Months Ended
                                                                       December 31,
                                                                     ------------------
                                                                      2002       2001
                                                                     -------    -------
                          Net cash used in operating activities ..   $(1,241)   $(1,548)
                                                                     -------    -------

Cash flows from financing activities:
     Third party expenses paid by affiliate on
        behalf of the Company (Note 2) ...........................      --        1,548
                                                                     -------    -------
                         Net cash provided by financing activities      --        1,548
                                                                     -------    -------

Net change in cash ...............................................    (1,241)      --
Cash, beginning of period ........................................     4,108       --
                                                                     -------    -------

                                            Cash, end of period ..   $ 2,867    $  --
                                                                     =======    =======


Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest .................................................   $  --      $  --
                                                                     =======    =======
        Income taxes .............................................   $  --      $  --
                                                                     =======    =======


            See accompanying notes to condensed financial statements

                          INVESTMENT ASSOCIATES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2002 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2: Related Party Transactions

On July 13, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned the Company $2,720 for working capital. The loan is interest free and is due on demand. The loan is included in the financial statements as indebtedness to related party. There was no change to the loan balance or terms during the quarter to which this quarterly report relates. Management is unable to determine the fair value of this financial instrument.

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the three months ended December 31, 2002 and 2001, R.D. Capital, Inc. made payments to vendors totaling $-0- and $1,548, respectively, on behalf of the Company. Through December 31, 2002, R.D. Capital, Inc. has contributed a total of $20,001 to capital.

Note 3: Loans Payable

An unrelated third party loaned the Company a total of $10,000 for working capital on December 12 and 13, 2001. The loans, reflected in the financial statements as loans payable, are interest free, due on demand and convertible into common stock. There was no change to the loan balance or loan terms during the quarter to which this quarterly report relates. Management is unable to determine the fair value of this financial instrument.


Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Management's Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

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

                                    INVESTMENT ASSOCIATES, INC.


Dated:  February 13, 2003           Per:    /s/Robert Hemmerling
                                            ---------------------------------
                                            Robert Hemmerling,
                                            Secretary, Treasurer and Director
c:\data\wp\Investment\form10-qsb\dec31.2002\Dec31-2002 - Investment Assoc.doc