Form 10QSB
period 2003-03-31
INVESTMENT ASSOCIATES INC
filed 2003-05-15
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                    (Address of principal executive offices)

                                  (250)868-8177
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest  practicable date:     1,000,000 common shares as at
                                                March 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheet as of March 31, 2003
                 (unaudited)..............................................     3

                 Condensed Statements of Operations for
                 six months ended March 31, 2003 (unaudited)..............     4

                 Condensed Statements of Cash Flows for six months
                 ended  March 31, 2003 and 2002 (unaudited)...............     5

                 Notes to Condensed Financial Statements..................     6

        Item 2   Plan of Operation........................................

        Item 3   Controls and Procedures..................................

PART II. OTHER INFORMATION

        Item 1   Legal Proceedings........................................    11

        Item 2   Changes in Securities and Use of Proceeds................    11

        Item 3   Defaults Upon Senior Securities..........................    11

        Item 4   Submission of Matters to a Vote of Security Holders......    11

        Item 5   Other Information........................................    12

        Item 6   Exhibits and Reports on Form 8K..........................    12

        SIGNATURES........................................................    12

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

Condensed Balance Sheet at March 31, 2003 (unaudited) ...............  3

Condensed Statements of Operations for the three and six months ended
     March 31, 2003 and 2002 (unaudited) ............................  4

Condensed Statements of Cash Flows for six months ended
     March 31, 2003 and 2002 (unaudited) ............................  5

Notes to Condensed Financial Statements .............................  6

                          INVESTMENT ASSOCIATES, INC.

                            Condensed Balance Sheet
                                 March 31, 2003
                                  (Unaudited)


                                     Assets

Current assets:
    Cash ...........................................................   $    661
                                                                       --------

                Total current assets ...............................   $    661
                                                                       ========

                    Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .......................   $    312
    Indebtedness to related party (Note 2) .........................      2,720
    Loans payable (Note 3) .........................................     10,000
                                                                       --------

                Total current liabilities ..........................     13,032
                                                                       --------

Shareholders' deficit:
    Common stock ...................................................      1,000
    Additional paid-in capital .....................................     21,691
    Retained deficit ...............................................    (35,062)
                                                                       --------

                Total shareholders' deficit ........................    (12,371)
                                                                       --------

                                                                       $    661
                                                                       ========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                            March 31,                      March 31,
                                                   --------------------------    --------------------------
                                                      2003           2002           2003            2002
                                                   -----------    -----------    -----------    -----------
Costs and expenses:
    Selling, general and administrative expenses   $     1,522    $     1,600    $     3,949    $     3,591
                                                   -----------    -----------    -----------    -----------
                 Loss before income taxes ......        (1,522)        (1,600)        (3,949)        (3,591)
                                                   -----------    -----------    -----------    -----------

Income tax provision (Note 4) ..................          --             --             --             --
                                                   -----------    -----------    -----------    -----------

                 Net loss ......................   $    (1,522)   $    (1,600)   $    (3,949)   $    (3,591)
                                                   ===========    ===========    ===========    ===========

Basic and diluted loss per share ...............   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                   ===========    ===========    ===========    ===========

Weighted average common shares outstanding .....     1,000,000      1,000,000      1,000,000      1,000,000
                                                   ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                        2003        2002
                                                                      --------    --------
                              Net cash used in operating activities   $ (5,137)   $ (6,341)
                                                                      --------    --------

Cash flows from financing activities:
      Proceeds from loans .........................................       --        10,000
      Working capital contributed by an affiliate (Note 2) ........      1,690        --
      Third party expenses paid by affiliate on
         behalf of the Company (Note 2) ...........................       --           898
                                                                      --------    --------
                          Net cash provided by financing activities      1,690      10,898
                                                                      --------    --------

Net change in cash ................................................     (3,447)      4,557
Cash, beginning of period .........................................      4,108        --
                                                                      --------    --------

                                                Cash, end of period   $    661    $  4,557
                                                                      ========    ========


Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:
         Interest .................................................   $   --      $   --
                                                                      ========    ========
         Income taxes .............................................   $   --      $   --
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

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the six months ended March 31, 2003 and 2002, R.D. Capital, Inc. made payments to vendors totaling $-0- and $898, respectively, on behalf of the Company. In addition, R.D. Capital, Inc. contributed $1,690 to the Company for working capital during the six months ended March 31, 2003. Through March 31, 2003, R.D. Capital, Inc. has contributed a total of $21,691 to capital.

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

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                       10
Acquisition of Opportunities
----------------------------

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

Item 3 - Controls and Procedures

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under "business -- additional factors that may affect our business and future results" in our most recent annual report on Form 10-KSB and under "risk factors". We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

Item 3  DEFAULTS UPON SENIOR SECURITIES

        None

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) We held an annual general meeting on March 7, 2003.

        (b) Our annual general meeting involved the election of directors. Mr. David Ward and Mr. Robert Hemmerling were re-elected as the directors of our company.

        (c) The first matter which was voted on at our annual general meeting was the election of directors. 1,000,000 votes received were cast for and zero votes were received against the election of Mr. David Ward and Mr. Robert Hemmerling as directors of the Company.

            The second matter which was voted on at our annual general meeting was the election of auditors. 1,000,000 votes received were cast for and zero votes were received against the election of Cordovano & Harvey, P.C. as our auditors for the fiscal year ending September 30, 2003.

        (d) Not applicable.

Item 5  OTHER INFORMATION

            None

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            99.1 Certification of Disclosure by the Company's Chief Executive Officer
            99.2 Certification of Disclosure by the Company's Chief Financial Officer
            99.3  Section 906 Certification

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INVESTMENT ASSOCIATES, INC.


Dated:  May 13, 2003        Per:     /s/Robert Hemmerling
                                     -----------------------------------------
                                     Robert Hemmerling,
                                     C.F.O., Secretary, Treasurer and Director