Form 10QSB
period 2003-06-30
INVESTMENT ASSOCIATES INC
filed 2003-08-14
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

        1,000,000 common shares as at June 30, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Condensed Balance Sheet as of June 30, 2003 (unaudited)

                      Condensed Statements of Operations for the three and nine months ended June 30, 2003 and 2002 (unaudited)

                      Condensed Statements of Cash Flows for the nine months ended June 30, 2003 and 2002
                      (unaudited)

              Notes to Condensed Financial Statements

           Item 2     Plan of Operation

           Item 3     Controls and Procedures

PART II. OTHER INFORMATION

           Item 1     Legal Proceedings

           Item 2     Changes in Securities and Use of Proceeds

           Item 3     Defaults Upon Senior Securities

           Item 4     Submission of Matters to a Vote of Security Holders

           Item 5     Other Information

           Item 6     Exhibits and Reports on Form 8K


           SIGNATURES

                          INVESTMENT ASSOCIATES, INC.

                             Condensed Balance Sheet
                                 June 30, 2003

                                  (Unaudited)


                                     Assets

                Total assets.................................$          --
                                                                ===========


                    Liabilities and Shareholders' Deficit

Current liabilities:

    Bank overdraft...........................................$         110
    Accounts payable and accrued liabilities.................          733
    Indebtedness to related party (Note 2)...................        2,720
    Loans payable (Note 3)...................................       10,000
                                                                -----------

                Total current liabilities....................       13,563
                                                                -----------

Shareholders' deficit:

    Common stock.............................................        1,000
    Additional paid-in capital...............................       21,691
    Retained deficit.........................................      (36,254)
                                                                -----------

                Total shareholders' deficit..................      (13,563)
                                                                -----------

                                                             $          --
                                                                ===========


            See accompanying notes to condensed financial statements.

                          INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Operations
                                  (Unaudited)


                                                                       Three Months Ended                   Nine Months Ended
                                                                            June 30,                             June 30,
                                                              -----------------------------------   --------------------------------
                                                                     2003                2002              2003             2002
                                                              ------------------  ---------------   --------------   ---------------
Costs and expenses:

    Selling, general and administrative expenses..............$     1,192           $   1,316       $     5,141       $    4,907
                                                              ------------------  ---------------   --------------   ---------------
                  Loss before income taxes....................     (1,192)             (1,316)           (5,141)          (4,907)
                                                              ------------------  ---------------   --------------   ---------------

Income tax provision (Note 4).................................         --                  --                --               --
                                                              ------------------  ---------------   --------------   ---------------

                  Net loss....................................$    (1,192)          $  (1,316)      $    (5,141)      $   (4,907)
                                                              ==================  ===============   ==============   ===============

Basic and diluted loss per share..............................$     (0.00)          $   (0.00)      $     (0.01)      $    (0.00)
                                                              ==================  ===============   ==============   ===============

Weighted average common shares outstanding....................  1,000,000           1,000,000         1,000,000        1,000,000...
                                                              ==================  ===============   ==============   ===============



           See accompanying notes to condensed financial statements.

                          INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Cash Flows
                                  (Unaudited)




                                                                                   Nine Months Ended
                                                                                       June 30,

                                                                        ----------------------------------
                                                                                2003               2002
                                                                        ----------------   ---------------
                               Net cash used in operating activities     $    (5,798)       $    (6,157)
                                                                        ----------------   ---------------

Cash flows from financing activities:

      Proceeds from loans..............................................           --             10,000
      Working capital contributed by an affiliate (Note 2).............        1,690                 --
      Third party expenses paid by affiliate on
         behalf of the Company (Note 2)................................           --                898
                                                                        ----------------   ---------------
                           Net cash provided by financing activities           1,690             10,898
                                                                        ----------------   ---------------

Net change in cash....................................................        (4,108)             4,741
Cash, beginning of period.............................................         4,108                 --
                                                                        ----------------   ---------------

                                                 Cash, end of period     $        --        $     4,741
                                                                        ================   ===============


Supplemental disclosure of cash flow information: Cash paid during the period for:

         Interest.....................................................   $        --        $        --
                                                                        ================   ===============
         Income taxes.................................................   $        --        $        --
                                                                        ================   ===============



            See accompanying notes to condensed financial statements.

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

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the nine months ended June 30, 2003 and 2002, R.D. Capital, Inc. made payments to vendors totaling $-0- and $898, respectively, on behalf of the Company. In addition, R.D. Capital, Inc. contributed $1,690 to the Company for working capital during the nine months ended June 30, 2003. Through June 30, 2003, R.D. Capital, Inc. has contributed a total of $21,691 to capital.

Note 3: Loans Payable

An unrelated third party loaned the Company a total of $10,000 for working capital during December 2001. The loan, reflected in the financial statements as loans payable, is interest free, due on demand and convertible into common stock. There was no change to the loan balance or loan terms during the quarter to which this quarterly report relates.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                       6
General Business Plan
----------------------

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

                                       8
Acquisition of Opportunities
----------------------------

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

                                       9
Competition
-----------
We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

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

                               INVESTMENT ASSOCIATES, INC.

Dated:  August 13, 2003        Per:     /s/Robert Hemmerling
                                        ------------------------
                                       Robert Hemmerling,
                                       C.F.O., Secretary, Treasurer and Director