Form 10KSB
period 2003-09-30
INVESTMENT ASSOCIATES INC
filed 2003-12-23
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-28053

                           INVESTMENT ASSOCIATES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                                     Nevada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0204280
                      -------------------------------------
                     (I.R.S. Employer Identification Number)

                         Suite 810, 1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                     --------------------------------------
                    (Address of principal executive offices)

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

The Issuer's revenues for its fiscal year ended September 30, 2003 were $0.00.

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

On September 30, 2003, the number of shares outstanding of the registrant's Common Stock was 1,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

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

Employees
---------

During the fiscal year ended September 30, 2003, the Company had no full time employees. The Company's President and Secretary and Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

(c)  Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended September 30, 2003, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

Item 6. Management's Discussion and Analysis of Financial Condition and Results in Operations
-------------------------------------------------------------------------------

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

                                       5
(a)  Plan of Operation.
     ------------------

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

Item 7.  Financial Statements
-----------------------------

The audited financial statements for Investment Associates, Inc. for the year ending September 30, 2003 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------------------

Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

The Directors and Officers of the Company as of the date of this report are as follows:

Name                            Age            Position
----                            ---            --------

David Ward                      43             President and Director
Robert Hemmerling               44             Secretary, Treasurer and Director

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

The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended September 30, 2003.

There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

------------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------- -------------------------------------- ----------
                                                                              Long Term Compensation
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
                                         Annual Compensation                    Awards            Payouts
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
David Ward,              2002/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President and Director   2003
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Robert Hemmerling,       2002/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2003
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2003 by:

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

There have been no related party transactions or any other transactions or relationships required to be disclosed pursuant to item 404 of Regulation S-B.

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

13.1 Form 10QSB for the Period ended December 31, 2002, filed on February 14, 2003, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2003, filed on May 15, 2003, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2002, filed on August 14, 2003, incorporated herein by reference.

31.1            Section 302 Certification of Chief Executive Officer

31.2            Section 302 Certification of Chief Financial Officer

32              Section 906 Certification

(B) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INVESTMENT ASSOCIATES, INC.

Dated:  December 18, 2003           Per:     /s/ David Ward
                                             ------------------------------
                                             David Ward
                                             C.E.O., President and Director


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                             /s/ David Ward
                                             -------------------------------
                                             David Ward,
                                             C.E.O., President and Director


                                             December 18, 2003
                                             -----------------------
                                             Date

                          INVESTMENT ASSOCIATES, INC.

                         Index to Financial Statements


                                                                          Page
                                                                         ------

Independent Auditors' Report                                               F-2

Balance Sheet at September 30, 2003                                        F-3

Statements of Operations for the years ended
     September 30, 2003 and 2002                                           F-4

Statement of Changes in Shareholders' Deficit for the period from
     October 1, 2001 through September 30, 2003                            F-5

Statements of Cash Flows for the years ended September 30, 2003
     and 2002                                                              F-6

Notes to Financial Statements                                              F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Investment Associates, Inc.

We have audited the balance sheet of Investment Associates, Inc. as of September 30, 2003 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Associates, Inc. as of September 30, 2003, and the related statements of operations and cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has a working capital deficiency as of September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Honeck, P.C
Denver, Colorado
December 13, 2003



                          INVESTMENT ASSOCIATES, INC.

                                 Balance Sheet
                               September 30, 2003



                                     Assets
Current assets:
    Cash....................................................................$     221
                                                                             ---------
                                                                            $     221
                                                                             =========

                  Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities................................$   2,383
    Indebtedness to related party (Note 2)..................................    2,720
    Loans payable (Note 3)..................................................   10,000
                                                                             ---------

                Total current liabilities...................................   15,103
                                                                             ---------

Shareholders' deficit:
    Common stock, $.001 par value. 25,000,000 shares authorized,
      1,000,000 shares issued and outstanding ..............................    1,000
    Additional paid-in capital..............................................   23,191
    Retained deficit........................................................  (39,073)
                                                                             ---------
                Total shareholders' deficit.................................  (14,882)
                                                                             ---------
                                                                            $     221
                                                                             =========






                 See accompanying notes to financial statements
                                      F-3

                          INVESTMENT ASSOCIATES, INC.

                            Statements of Operations


                                                             Years Ended September 30,
                                                             --------------------------
                                                                2003           2002
                                                             ------------ -------------
Costs and expenses:
    Selling, general and administrative expenses.............$     7,960   $     6,790
                                                             ------------ -------------

                  Loss before income taxes...................     (7,960)       (6,790)
                                                             ------------ -------------

Income tax provision (Note 4)................................         --            --
                                                             ------------ -------------

                  Net loss...................................$    (7,960)  $    (6,790)
                                                             ============ =============

Basic and diluted loss per share.............................$     (0.01)  $     (0.01)
                                                             ============ =============

Weighted average common shares outstanding...................  1,000,000     1,000,000
                                                             ============ =============





                 See accompanying notes to financial statements
                                      F-4

                          INVESTMENT ASSOCIATES, INC.

                  Statement of Changes in Shareholders' Deficit


                                                               Common Stock       Additional
                                                          ----------------------    Paid-In   Retained
                                                             Shares   Par Value     Capital    Deficit       Total
                                                          ---------- -----------  ---------- ----------- ----------
                            BALANCE, SEPTEMBER 30, 2001    1,000,000       1,000     19,103    (24,323)     (4,220)

Third party expenses paid by an affiliate on
   behalf of the Company (Note 2).........................         -          -         898          -         898
Net loss for year ended September 30, 2002................         -          -           -     (6,790)     (6,790)
                                                          ---------- -----------  ---------- ----------  ----------
                            BALANCE, SEPTEMBER 30, 2002    1,000,000       1,000     20,001    (31,113)    (10,112)

Third party expenses paid by an affiliate on
  behalf of the Company (Note 2)..........................         -          -       3,190          -       3,190
Net loss for the year ended September 30, 2003............         -          -           -     (7,960)     (7,960)
                                                          ---------- -----------  ---------- ----------- ----------
                            BALANCE, SEPTEMBER 30, 2003    1,000,000  $    1,000   $ 23,191  $ (39,073)  $ (14,882)
                                                          ========== ===========  ========== =========== ==========






                 See accompanying notes to financial statements

                          INVESTMENT ASSOCIATES, INC.

                            Statements of Cash Flows

                                                                                 Years Ended September 30,
                                                                             -------------------------------
                                                                                    2003           2002
                                                                             -------------- ----------------
Cash flows from operating activities:
      Net loss............................................................... $    (7,960)   $    (6,790)
         Changes in operating liabilities:
            Accounts payable and accrued liabilities.........................         883              -
                                                                             -------------- ----------------
                                       Net cash used in operating activities       (7,077)        (6,790)
                                                                             -------------- ----------------

Cash flows from financing activities:
      Proceeds from loan issues by unrelated third party (Note 3)............           -         10,000
      Third party expenses paid by affiliate on
         behalf of the Company (Note 2)......................................       3,190            898
                                                                             -------------- ----------------
                                   Net cash provided by financing activities        3,190         10,898
                                                                             -------------- ----------------

Net change in cash...........................................................      (3,887)         4,108
Cash, beginning of period....................................................       4,108              -
                                                                             -------------- ----------------

                                                         Cash, end of period  $       221    $     4,108
                                                                             ============== ================


Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest............................................................ $         -    $         -
                                                                             ============== ================
         Income taxes........................................................ $         -    $         -
                                                                             ============== ================








                 See accompanying notes to financial statements
                                       F-6

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2003 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2003. The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate.

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

Prospecting costs

The Company expenses prospecting costs as incurred. Any costs associated with acquisition, exploration, and development of reserves, would be capitalized. No costs were capitalized as of September 30, 2003.

                           INVESTMENT ASSOCIATES, INC.

                          Notes To Financial Statements


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

At September 30, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Note 2: Related party transactions

The Company maintains a mailing address at the offices of RD Capital, Inc. ("RD Capital"), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the years ended September 30, 2003 and 2002, RD Capital paid expenses totaling $-0- and $898, respectively, on behalf of the Company. Since the Company's inception, RD Capital has paid expenses on behalf of the Company totaling $20,001. In addition, RD Capital contributed $3,190 to the Company for working capital during the year ended September 30, 2003. RD Capital does not expect to be repaid for the expenses it pays on behalf of the Company or the capital contributions. Accordingly, payments made by RD Capital are classified as additional paid-in capital. Through September 30, 2003, RD Capital has contributed a total of $23,191 to capital.

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

Note 3: Loan payable

During the year ended September 30, 2002, an unrelated third party made a non-interest bearing loan to the Company for working capital. The loan remained unpaid at September 30, 2003 and is due on demand.

                           INVESTMENT ASSOCIATES, INC.

                          Notes To Financial Statements


Note 4: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                    For the Years Ended
                                                        September 30,
                                                  -----------------------
                                                    2003            2002
                                                  -----------------------
U.S. statutory federal rate                        15.00%          15.00%
Net operating loss (NOL) for which no tax
    benefit is currently available                -15.00%         -15.00%
                                                  --------        -------
                                                    0.00%           0.00%
                                                  ========        =======


At September 30, 2003, deferred taxes consisted of a net tax asset of $5,861 due to operating loss carryforwards of $39,073, which was fully allowed for, in the valuation allowance of $5,861. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2003 and 2002 were $1,194 and $1,019, respectively. Net operating loss carryforwards will expire through 2023.

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