Form 10QSB
period 2004-03-31
INVESTMENT ASSOCIATES INC
filed 2004-05-24
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         Commission file Number: 0-28053

                           INVESTMENT ASSOCIATES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   98-0204280
                                   ----------
                         (I.R.S. Employer Identification
                                    Number)

                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                       ----------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                                  -------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 common shares as at March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Balance Sheet as of March 31, 2004 (unaudited)

                     Condensed Statements of Operations for the three and six months ended March 31, 2004 and 2003 (unaudited)

                     Condensed Statements of Cash Flows for the six months ended March 31, 2004 and 2003 (unaudited)

                     Notes to Condensed Financial Statements

         Item 2      Plan of Operation

         Item 3      Controls and Procedures

PART II. OTHER INFORMATION

         Item 1      Legal Proceedings

         Item 2      Changes in Securities

         Item 3      Defaults Upon Senior Securities

         Item 4      Submission of Matters to a Vote of Security Holders

         Item 5      Other Information

         Item 6      Exhibits and Reports on Form 8K


         SIGNATURES

                          INVESTMENT ASSOCIATES, INC.

                            Condensed Balance Sheet
                                 March 31, 2004
                                  (Unaudited)




                                     Assets

Current assets:
    Cash ............................................................  $    361
    Note receivable (Note 3) ........................................    18,679
                                                                       --------

                                                                       $ 19,040
                                                                       ========


                  Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ........................  $    275
    Indebtedness to related party (Note 2) ..........................     2,762
    Loans payable (Note 4) ..........................................    10,000
    Advance due to identifying potential acquisition target (Note 5)     22,000
                                                                       --------

                Total current liabilities ...........................    35,037
                                                                       --------

Shareholders' deficit:
    Common stock, $.001 par value, 25,000,000 shares authorized;
      1,000,000 shares issued and outstanding .......................     1,000
    Additional paid-in capital ......................................    26,991
    Retained deficit ................................................   (43,988)
                                                                       --------

                Total shareholders' deficit .........................   (15,997)
                                                                       --------

Total Liabilities and Shareholders' Deficit .........................  $ 19,040
                                                                       ========




            See accompanying notes to condensed financial statements



                          INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Operations
                                  (Unaudited)



                                                        Three Months Ended         Six Months Ended
                                                              March 31,                March 31,
                                                    -------------------------   -------------------------
                                                        2004          2003         2004         2003
                                                    -----------   -----------   -----------  ------------
Costs and expenses:
    Selling, general and administrative expenses    $     3,459   $     1,522   $     4,611   $     3,949
    Interest expense ...........................            300            --           304            --
                                                    -----------   -----------   -----------   -----------

                 Loss before income taxes ......         (3,759)       (1,522)       (4,915)       (3,949)
                                                    -----------   -----------   -----------   -----------

Income tax provision (Note 4) ..................             --            --            --            --
                                                    -----------   -----------   -----------   -----------

                 Net loss ......................    $    (3,759)  $    (1,522)  $    (4,915)  $    (3,949)
                                                    ===========   ===========   ===========   ===========

Basic and diluted loss per share ...............    $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                                    ===========   ===========   ===========   ===========

Weighted average common shares outstanding .....      1,000,000     1,000,000     1,000,000     1,000,000
                                                    ===========   ===========   ===========   ===========





            See accompanying notes to condensed financial statements


                          INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                                 Six Months Ended
                                                                                     March 31,
                                                                               -------------------
                                                                                  2004      2003
                                                                               --------   --------
                                       Net cash used in operating activities     (6,981)    (5,137)
                                                                               --------   --------

Cash flows from investing activities:
      Issuance of note receivable (Note 3) ..................................   (18,679)        --
                                                                               --------   --------
                                       Net cash used in investing activities    (18,679)        --
                                                                               --------   --------

Cash flows from financing activities:
      Proceeds from potential merger candidate advance (Note 5) .............    22,000         --
      Capital contributions from an affiliate (Note 2) ......................     3,800      1,690
                                                                               --------   --------
                                   Net cash provided by financing activities     25,800      1,690
                                                                               --------   --------

Net change in cash ..........................................................       140     (3,447)
Cash, beginning of period ...................................................       221      4,108
                                                                               --------   --------

                                                         Cash, end of period   $    361   $    661
                                                                               ========   ========


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest ...........................................................  $     --   $     --
                                                                               ========   ========
         Income taxes .......................................................  $     --   $     --
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

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the six months ended March 31, 2004 and 2003, R.D. Capital, Inc. advanced the Company $3,800 and $1,690, respectively, for working capital. RD Capital does not expect to be repaid for the expenses it pays on behalf of the Company or the capital contributions. Accordingly, payments made and contributions received from RD Capital are classified as additional paid-in capital. Through March 31, 2004, R.D. Capital, Inc. has contributed a total of $26,991 to the Company.

Note 3: Note Receivable

During February 2004, the Company loaned an unrelated third party $18,679. The loan is due on demand and unsecured. No interest is charged for the first six months that the loan is outstanding.

Note 4: Loans Payable

During December 2001, an unrelated third party made a $10,000 non-interest bearing loan to the Company for working capital. The loan remained unpaid at March 31, 2004 and is due on demand.

Note 5: Advance due to Identifying Potential Acquisition Target

During February 2004, the Company was advanced $22,000 for identifying a potential acquisition target. The advance does not currently carry an interest rate. No agreement has been reached between the parties, relating to a merger or acquisition, as of March 31, 2004.

Note 6: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                 INVESTMENT ASSOCIATES, INC.


Dated:  May 21, 2004             Per: /s/ Robert Hemmerling
                                      -----------------------------------------
                                      Robert Hemmerling,
                                      C.F.O., Secretary, Treasurer and Director