Form 10QSB
period 2004-06-30
INVESTMENT ASSOCIATES INC
filed 2004-08-16
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 common shares as at June 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

             Item 1. Financial Statements

                     Condensed Balance Sheet as of June 30, 2004 (unaudited)

                     Condensed Statements of Operations for the three and nine months ended June 30, 2004 and 2003 (unaudited)

                     Condensed Statements of Cash Flows for the nine months ended June 30, 2004 and 2003
                     (unaudited)

                     Notes to Condensed Financial Statements

             Item 2  Plan of Operation

             Item 3  Controls and Procedures

PART II. OTHER INFORMATION

             Item 1  Legal Proceedings

             Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities

             Item 3  Defaults Upon Senior Securities

             Item 4  Submission of Matters to a Vote of Security Holders

             Item 5  Other Information

             Item 6  Exhibits and Reports on Form 8K


             SIGNATURES

                          INVESTMENT ASSOCIATES, INC.

                            Condensed Balance Sheet
                                 June 30, 2004
                                  (Unaudited)


                                     Assets

Current assets:
    Cash ...........................................................   $    443
    Note receivable (Note 3) .......................................     18,679
                                                                       --------

                                                                       $ 19,122
                                                                       ========


                  Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .......................   $    275
    Indebtedness to related party (Note 2) .........................      2,762
    Loans payable (Note 4) .........................................     10,000
    Advance due to potential merger candidate (Note 5) .............     22,500
                                                                       --------

                Total current liabilities ..........................     35,537
                                                                       --------

Shareholders' deficit:
    Common stock, $.001 par value, 25,000,000 shares authorized;
      1,000,000 shares issued and outstanding ......................      1,000
    Additional paid-in capital .....................................     28,491
    Retained deficit ...............................................    (45,906)
                                                                       --------

                Total shareholders' deficit ........................    (16,415)
                                                                       --------

Total Liabilities and Shareholders' Deficit ........................   $ 19,122
                                                                       ========



            See accompanying notes to condensed financial statements

                          INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Operations
                                  (Unaudited)


                                                     Three Months Ended           Nine Months Ended
                                                          June 30,                     June 30,
                                                  -------------------------   -------------------------
                                                      2004         2003          2004           2003
                                                  -----------   -----------   -----------   -----------
Costs and expenses:
    Selling, general and administrative expenses  $     1,863   $     1,192   $     6,474   $     5,141
    Interest expense ...........................           55            --           359            --
                                                  -----------   -----------   -----------   -----------

                 Loss before income taxes ......       (1,918)       (1,192)       (6,833)       (5,141)
                                                  -----------   -----------   -----------   -----------

Income tax provision (Note 4) ..................           --            --            --            --
                                                  -----------   -----------   -----------   -----------

                 Net loss ......................  $    (1,918)  $    (1,192)  $    (6,833)  $    (5,141)
                                                  ===========   ===========   ===========   ===========

Basic and diluted loss per share ...............  $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
                                                  ===========   ===========   ===========   ===========

Weighted average common shares outstanding .....    1,000,000     1,000,000     1,000,000     1,000,000
                                                  ===========   ===========   ===========   ===========



            See accompanying notes to condensed financial statements

                          INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                        Nine Months Ended
                                                                            June 30,
                                                                       -------------------
                                                                         2004       2003
                                                                       --------   --------
                                Net cash used in operating activities    (8,899)    (5,798)
                                                                       --------   --------

Cash flows from investing activities:
      Issuance of note receivable (Note 3) ..........................   (18,679)        --
                                                                       --------   --------
                                Net cash used in investing activities   (18,679)        --
                                                                       --------   --------

Cash flows from financing activities:
      Proceeds from potential merger candidate advance (Note 5) .....    22,500         --
      Capital contributions from an affiliate (Note 2) ..............     5,300      1,690
                                                                       --------   --------
                            Net cash provided by financing activities    27,800      1,690
                                                                       --------   --------

Net change in cash ..................................................       222     (4,108)
Cash, beginning of period ...........................................       221      4,108
                                                                       --------   --------

                                                  Cash, end of period  $    443   $     --
                                                                       ========   ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest ...................................................  $    359   $     --
                                                                       ========   ========
         Income taxes ...............................................  $     --   $     --
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

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the nine months ended June 30, 2004 and 2003, R.D. Capital, Inc. advanced the Company $5,300 and $1,690, respectively, for working capital. RD Capital does not expect to be repaid for the expenses it pays on behalf of the Company or the capital contributions. Accordingly, payments made and contributions received from RD Capital are classified as additional paid-in capital. Through June 30, 2004, R.D. Capital, Inc. has contributed a total of $28,491 to the Company.

Note 3: Note Receivable

During February 2004, the Company loaned an unrelated third party $18,679. The loan is due on demand and unsecured. No interest is charged for the first six months that the loan is outstanding.

Note 4: Loans Payable

During December 2001, an unrelated third party made a $10,000 non-interest bearing loan to the Company for working capital. The loan remained unpaid at June 30, 2004 and is due on demand.

Note 5: Advance due to Identifying Potential Acquisition Target

Between February and April 2004, the Company was advanced $22,500 for identifying a potential acquisition target. The advance does not currently carry an interest rate. No agreement has been reached between the parties, relating to a merger or acquisition, as of June 30, 2004.

Note 6: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                     PART II
                                OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

             None

Item 2       CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
             PURCHASES OF EQUITY SECURITIES

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

                                      INVESTMENT ASSOCIATES, INC.


Dated:  August 13, 2004          Per: /s/ Robert Hemmerling
                                      ----------------------------------------
                                      Robert Hemmerling,
                                      C.F.O., Secretary, Treasurer and Director