Form 10KSB
period 2004-09-30
INVESTMENT ASSOCIATES INC
filed 2004-12-28
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for its fiscal year ended September 30, 2004 were $0.00.

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

On September 30, 2004, the number of shares outstanding of the registrant's Common Stock was 1,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes   ; No  X
                                                                --      --

                                     PART I
                                    BUSINESS

Item 1.  Description of Business

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

Employees

During the fiscal year ended September 30, 2004, the Company had no full time employees. The Company's President and Secretary and Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

(c)  Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended September 30, 2004, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

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

Item 7. Financial Statements

The audited financial statements for Investment Associates, Inc. for the year ending September 30, 2004 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2004.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

The Directors and Officers of the Company as of the date of this report are as follows:

Name                            Age            Position

Steven N. Khan                  48             President and Director
Robert Hemmerling               42             Secretary, Treasurer and Director

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

Resumes

Steven N. Khan, President and a director of the Company, was appointed to his positions with the Company on February 24, 2004. Mr. Steven Khan currently consults for private and public early stage growth companies in all sectors of industry. He spent close to twenty years in all aspects of the investment industry, including retail, institutional, corporate finance, capital markets, and investment banking areas. Mr. Khan has held senior management roles including serving as President, Chief Executive Officer, and Chairman of a number of regional and national Canadian investment brokerage houses. Mr. Khan is currently a consultant or officer of a number of private and public companies and has raised funds for a variety of companies, with a focus on the natural resource sector.

Mr. Khan completed his Bachelor of Science and Master of Business degrees at the University of British Columbia before entering the investment industry. He is a Fellow of the Canadian Securities Institute, holds a Chartered Financial Analyst designation, and is a member of the CFA Institute. He devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

Robert Hemmerling, Secretary, Treasurer and a director, was appointed to his positions with the Company in July 1997. In addition to his positions with the Company, since September, 1996, Mr. Hemmerling has been employed with Strathmore Minerals Corp., Kelowna, British Columbia, in the investor relations department. Strathmore Minerals Corp. is engaged in the business of acquiring and developing uranium properties. Prior, from January 1996 through August 1996, Mr. Hemmerling was unemployed. From January 1992 through December 1995, Mr. Hemmerling was an electrician with Concord Electric, Kelowna, British Columbia. He devotes only such time as necessary to the business of the Company, which time is expected to be nominal.

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

The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended September 30, 2004.

There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.


                                              SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
                                                                       --------------------------------------
                                         Annual Compensation                    Awards            Payouts
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
David Ward,              2003/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President and Director   2004
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Robert Hemmerling,       2003/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2004
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Steven N. Khan,          2004       $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2004 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                 Name and Address            Amount and Nature         Percent
Title of Class   of Beneficial Owner         of Beneficial Owner       of Class
--------------   -------------------------   ----------------------    ---------
Common Stock     David Ward                  304,000 common shares     30.4%
                 4531 Granville Avenue       Direct Ownership
                 Richmond, B
                 V7C 1E3

Common Stock     Robert Hemmerling (1)       304,000 common shares     30.4%
                 Suite 810                   Direct Ownership
                 1708 Dolphin Avenue
                 Kelowna, B.C.
                 V1Y 9S4

Common Stock     Steven N. Khan (1)          No Shares Held                0%
                 Director
                 Suite 810
                 1708 Dolphin Avenue
                 Kelowna, B.C.
                 V1Y 9S4

Common Stock     All Officers and Directors  304,000 common shares     30.4%
                 as a Group (2 persons)

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

Item 13.  Exhibits, List and Reports on Form 8-K.

(A)  Exhibits

Exhibit
Number         Description
----------     -----------------------------------------------------------------

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

13.1 Form 10QSB for the Period ended December 31, 2003, filed on February 17, 2004, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2004, filed on May 24, 2004, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2004, filed on August 16, 2004, incorporated herein by reference.

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

                                            INVESTMENT ASSOCIATES, INC.


Dated:  December 23, 2004                   Per:  /s/ Steven Khan
                                                  ------------------------------
                                                  Steven N. Khan,
                                                  C.E.O., President and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                                  /s/ Steven Khan
                                                  ------------------------------
                                                  Steven N. Khan,
                                                  C.E.O., President and Director

                                                  December 23, 2004
                                                  ------------------------------
                                                  Date

                           INVESTMENT ASSOCIATES, INC.

                          Index to Financial Statements
                                                                          Page
                                                                          ----

Independent Auditors' Report ...........................................   F-2

Balance Sheet at September 30, 2004 ....................................   F-3

Statements of Operations for the years ended September 30, 2004 and 2003   F-4

Statement of Changes in Shareholders' Deficit for the period from
     October 1, 2002 through September 30, 2004 ........................   F-5

Statements of Cash Flows for the years ended September 30, 2004 and 2003   F-6

Notes to Financial Statements ..........................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Investment Associates, Inc.


We have audited the balance sheet of Investment Associates, Inc. as of September 30, 2004 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Associates, Inc. as of September 30, 2004, and the related statements of operations and cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has a working capital deficiency as of September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
December 23, 2004

                           INVESTMENT ASSOCIATES, INC.

                                  Balance Sheet
                               September 30, 2004

 Assets

Current assets:
    Cash .......................................................   $     93
    Note receivable (Note 3) ...................................       --
                                                                   --------

                                                                   $     93
                                                                   ========

                  Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ...................   $  2,000
    Indebtedness to related party (Note 2) .....................      2,720
    Loans payable (Note 4) .....................................     10,000
    Note payable (Note 5) ......................................       --
                                                                   --------

                Total current liabilities ......................     14,720
                                                                   --------

Shareholders' deficit:
    Common stock, $.001 par value; 25,000,000 shares authorized,
      1,000,000 shares issued and outstanding ..................      1,000
    Additional paid-in capital .................................     29,283
    Retained deficit ...........................................    (44,910)
                                                                   --------

                Total shareholders' deficit ....................    (14,627)
                                                                   --------

                                                                   $     93
                                                                   ========

                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.

                            Statements of Operations

                                                      Years Ended September 30,
                                                     --------------------------
                                                        2004           2003
                                                     -----------    -----------

Costs and expenses:
    Selling, general and administrative expenses .   $     9,615    $     7,960
    Loss on write-down of note receivable (Note 3)        18,679           --
    Gain on forgiveness note payable (Note 5) ....       (22,500)          --
    Interest expense .............................            43           --
                                                     -----------    -----------

                  Loss before income taxes .......        (5,837)        (7,960)
                                                     -----------    -----------

Income tax provision (Note 6) ....................          --             --
                                                     -----------    -----------

                  Net loss .......................   $    (5,837)   $    (7,960)
                                                     ===========    ===========

Basic and diluted loss per share .................   $     (0.01)   $     (0.01)
                                                     ===========    ===========

Weighted average common shares outstanding .......     1,000,000      1,000,000
                                                     ===========    ===========


                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.

                  Statement of Changes in Shareholders' Deficit

                                                                        Common Stock                Additional
                                                               --------------------------------      Paid-In     Retained
                                                                   Shares    Par Value   Capital      Deficit       Total
                                                                 ---------   ---------   ---------   ---------    ---------
                                   BALANCE, SEPTEMBER 30, 2002   1,000,000       1,000      20,001     (31,113)     (10,112)

Working capital contributions received from
   an affiliate (Note 2) .....................................        --          --         3,190        --          3,190
Net loss for year ended September 30, 2003 ...................        --          --          --        (7,960)      (7,960)
                                                                 ---------   ---------   ---------   ---------    ---------
                                   BALANCE, SEPTEMBER 30, 2003   1,000,000       1,000      23,191     (39,073)     (14,882)

Working capital contributions received from
   an affiliate (Note 2) .....................................        --          --         6,092        --          6,092
Net loss for year ended September 30, 2004 ...................        --          --          --        (5,837)      (5,837)
                                                                 ---------   ---------   ---------   ---------    ---------
                                   BALANCE, SEPTEMBER 30, 2004   1,000,000   $   1,000   $  29,283   $ (44,910)   $ (14,627)
                                                                 =========   =========   =========   =========    =========

                 See accompanying notes to financial statements

                           INVESTMENT ASSOCIATES, INC.

                            Statements of Cash Flows

                                                                             Years Ended September 30,
                                                                               --------------------
                                                                                 2004        2003
                                                                               --------    --------
Cash flows from operating activities:
      Net loss .............................................................   $ (5,837)   $ (7,960)
      Adjustments to reconcile net loss to net cash
         used by operating activities:
            Loss on write-down of note receivable (Note 3) .................     18,679        --
            Gain on forgiveness note payable (Note 5) ......................    (22,500)       --
            Changes in operating liabilities:
               Accounts payable and accrued liabilities ....................       (383)        883
                                                                               --------    --------
                                       Net cash used in operating activities    (10,041)     (7,077)
                                                                               --------    --------

Cash flows from investing activities:
      Issuance of note receivable (Note 3) .................................    (18,679)       --
                                                                               --------    --------
                                       Net cash used in investing activities    (18,679)       --
                                                                               --------    --------

Cash flows from financing activities:
      Proceeds from issuance of note payable (Note 5) ......................     22,500        --
      Capital contributed by an affiliate (Note 2) .........................      6,092       3,190
                                                                               --------    --------
                                   Net cash provided by financing activities     28,592       3,190
                                                                               --------    --------

Net change in cash .........................................................       (128)     (3,887)
Cash, beginning of period ..................................................        221       4,108
                                                                               --------    --------

                                                         Cash, end of period   $     93    $    221
                                                                               ========    ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest ..........................................................   $     43    $   --
                                                                               ========    ========
         Income taxes ......................................................   $   --      $   --
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2004 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2004. The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate.

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

                           INVESTMENT ASSOCIATES, INC.

                          Notes To Financial Statements


Prospecting costs

The Company expenses prospecting costs as incurred. Any costs associated with acquisition, exploration, and development of reserves, would be capitalized. No costs were capitalized as of September 30, 2004.

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

At September 30, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Note 2: Related party transactions

The Company maintains a mailing address at the offices of RD Capital, Inc. ("RD Capital"), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the years ended September 30, 2004 and 2003, RD Capital contributed $6,092 and $3,190, respectively, to the Company for working capital. RD Capital does not expect to be repaid for the capital contributions. Accordingly, payments made by RD Capital are classified as additional paid-in capital. Through September 30, 2004, RD Capital has contributed a total of $29,283 to capital.

On July 13, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned the Company $2,720 to pay county, staking and geologist fees on uranium ore reserves in the State of Utah. The loan does not carry an interest rate and is due on demand. The $2,720 balance is included in the accompanying financial statements as indebtedness to related party.

Note 3: Note Receivable

During February 2004, the Company loaned L3 Technology, Inc. ("L3"), an unrelated third party, $18,679. The loan is due on demand and unsecured. No interest is charged for the first six months that the loan is outstanding.

As of September 30, 2004, L3 did not have the financial ability to repay the note. Accordingly, an allowance was established against the full value of the note, which resulted in a charge to operations totaling $18,679. In addition, no interest income has been recorded on the note.

                           INVESTMENT ASSOCIATES, INC.

                          Notes To Financial Statements

Note 4: Loan payable

During the year ended September 30, 2002, an unrelated third party made a non-interest bearing loan to the Company for working capital. The loan remained unpaid at September 30, 2004 and is due on demand.

Note 5: Advance due to Identifying Potential Acquisition Target

Between February and April 2004, the Company was advanced $22,500 from Ialta Industries ("Ialta") in exchange for a promissory note. Proceeds from the note were to be used for identifying a potential acquisition target. The note did not carry an interest rate. Repayment of the advances was contingent upon the Company's ability to collect the note receivable from L3.

Following the Company's inability to collect the L3 note, the Ialta promissory note was declared null and void. As a result, the Company recorded a $22,500 gain in its operations for the year ended September 30, 2004.

Note 6: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                       September 30,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------
    U.S. statutory federal rate                      15.00%      15.00%
    Net operating loss (NOL) for which no tax
      benefit is currently available                -15.00%     -15.00%
                                                    --------    --------
                                                      0.00%       0.00%
                                                    ========    ========

At September 30, 2004, deferred taxes consisted of a net tax asset of $6,737 due to operating loss carryforwards of $44,910, which was fully allowed for, in the valuation allowance of $6,737. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2004 and 2003 were $876 and $1,194, respectively. Net operating loss carryforwards will expire through 2024.

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