Form 10QSB
period 2004-12-31
INVESTMENT ASSOCIATES INC
filed 2005-02-14
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                         Commission file Number: 0-28053

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

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:     1,000,000 common shares as at
                                               December 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Balance Sheet as of December 31, 2004 (unaudited)    3

               Condensed Statements of Operations for the three months
               ended December 31, 2004 and 2003 (unaudited) ..............    4

               Condensed Statements of Cash Flows for the
               three months ended December 31, 2004 and
               2003 (unaudited) ..........................................    5

               Notes to Condensed Financial Statements ...................    6

       Item 2.  Plan of Operation ........................................    7

       Item 3.  Controls and Procedures ..................................   11

PART II. OTHER INFORMATION

       Item 1  Legal Proceedings .........................................   11

       Item 2  Changes in Securities and Small Business Issuer
               Purchases of Equity Securities ............................   11

       Item 3  Defaults Upon Senior Securities ...........................   11

       Item 4  Submission of Matters to a Vote of Security Holders .......   12

       Item 5  Other Information .........................................   12

       Item 6  Exhibits and Reports on Form 8K ...........................   12


       SIGNATURES ........................................................   12

                           INVESTMENT ASSOCIATES, INC.

                             Condensed Balance Sheet
                                December 31, 2004
                                   (Unaudited)


                                     Assets

Current assets:
    Cash                                                           $     15
                                                                   ========


                    Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable                                               $  3,034
    Accrued liabilities                                                 300
    Indebtedness to related party (Note 2)                            2,720
    Loans payable (Note 4)                                           10,000
                                                                   --------

                Total current liabilities                            16,054
                                                                   --------

Shareholders' deficit:
    Common stock, $.001 par value, 25,000,000 shares authorized;
      1,000,000 shares issued and outstanding                         1,000
    Additional paid-in capital                                       29,283
    Retained deficit                                                (46,322)
                                                                   --------

                Total shareholders' deficit                         (16,039)
                                                                   --------

Total Liabilities and Shareholders' Deficit                        $     15
                                                                   ========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                   --------------------------
                                                      2004           2003
                                                   -----------    -----------

Costs and expenses:
    Selling, general and administrative expenses   $     1,412    $     1,152
    Interest expense ...........................          --                4
                                                   -----------    -----------

                  Loss before income taxes .....        (1,412)        (1,156)
                                                   -----------    -----------

Income tax provision (Note 4) ..................          --             --
                                                   -----------    -----------

                  Net loss .....................   $    (1,412)   $    (1,156)
                                                   ===========    ===========

Basic and diluted loss per share ...............   $     (0.00)   $     (0.00)
                                                   ===========    ===========

Weighted average common shares outstanding .....     1,000,000      1,000,000
                                                   ===========    ===========


            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                          Three Months Ended
                                                              December 31,
                                                         ---------------------
                                                           2004          2003
                                                         ---------    ---------

                Net cash used in operating activities          (78)        (721)
                                                         ---------    ---------

Cash flows from financing activities:
      Capital contributions from an affiliate (Note 2)        --            500
                                                         ---------    ---------
             Net cash provided by financing activities        --            500
                                                         ---------    ---------

Net change in cash ...................................         (78)        (221)
Cash, beginning of period  ...........................          93          221
                                                         ---------    ---------

                                  Cash, end of period    $      15    $    --
                                                         =========    =========


Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest ....................................   $    --      $       4
                                                         =========    =========
         Income taxes ................................   $    --      $    --
                                                         =========    =========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2004 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

R.D. Capital, Inc. ("RD Capital"), an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the three months ended December 31, 2004 and 2003, RD Capital advanced the Company $-0- and $500, respectively, for working capital. RD Capital does not expect to be repaid for the expenses it pays on behalf of the Company or the capital contributions. Accordingly, payments made and contributions received from RD Capital are classified as additional paid-in capital. Through December 31, 2004, RD Capital has contributed a total of $29,283 to the Company.

Note 3: Loans Payable

During December 2001, an unrelated third party made a $10,000 non-interest bearing loan to the Company for working capital. The loan remained unpaid at December 31, 2004 and is due on demand.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 5: Subsequent Event

During January 2005, RD Capital contributed $3,500 to the Company for working capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                 INVESTMENT ASSOCIATES, INC.


Dated:  February 11, 2005        Per:  /s/ Robert Hemmerling
                                       -----------------------------------------
                                       Robert Hemmerling,
                                       C.F.O., Secretary, Treasurer and Director