Form 10QSB
period 2005-03-31
INVESTMENT ASSOCIATES INC
filed 2005-05-13
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                         Commission file Number: 0-28053
                                                 -------

                           INVESTMENT ASSOCIATES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0204280
                             ----------------------
                                (I.R.S. Employer
                             Identification Number)


                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                   ------------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 common shares as at March 31, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Balance Sheet as of March 31, 2005 (unaudited)    3

               Condensed Statements of Operations for the six months
               ended March 31, 2005 and 2004 (unaudited) ..............    4

               Condensed Statements of Cash Flows for the six months
               ended March 31, 2005 and 2004 (unaudited) ..............    5

               Notes to Condensed Financial Statements ................    6

       Item 2  Plan of Operation ......................................    7

       Item 3  Controls and Procedures ................................   11

PART II. OTHER INFORMATION

      Item 1  Legal Proceedings .......................................   11

      Item 2  Unregistered Sales of Equity Securities and
              Use of Proceeds .........................................   11

      Item 3  Defaults Upon Senior Securities .........................   12

      Item 4  Submission of Matters to a Vote of Security Holders .....   12

      Item 5  Other Information .......................................   12

      Item 6  Exhibits and Reports on Form 8K .........................   12

      SIGNATURES ......................................................   12

                           INVESTMENT ASSOCIATES, INC.

                             Condensed Balance Sheet
                                 March 31, 2005
                                   (Unaudited)



                                     Assets

Current assets:
    Cash .......................................................   $    866
                                                                   ========


                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accrued liabilities ........................................   $    300
    Indebtedness to related party (Note 2) .....................      2,720
    Loans payable (Note 3)  ....................................     10,000
                                                                   --------

                Total current liabilities ......................     13,020
                                                                   --------

Shareholders' deficit:
    Common stock, $.001 par value, 25,000,000 shares authorized;
      1,000,000 shares issued and outstanding ..................      1,000
    Additional paid-in capital .................................     34,783
    Retained deficit ...........................................    (47,937)
                                                                   --------

                Total shareholders' deficit ....................    (12,154)
                                                                   --------

Total Liabilities and Shareholders' Deficit.....................   $    866
                                                                   ========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           March 31,                     March 31,
                                                   --------------------------    --------------------------
                                                      2005           2004           2005            2004
                                                   -----------    -----------    -----------    -----------
Costs and expenses:
    Selling, general and administrative expenses   $     1,615    $     3,459    $     3,027    $     4,611
    Interest expense ...........................          --              300           --              304
                                                   -----------    -----------    -----------    -----------

                 Loss before income taxes ......        (1,615)        (3,759)        (3,027)        (4,915)
                                                   -----------    -----------    -----------    -----------

Income tax provision (Note 4) ..................          --             --             --             --
                                                   -----------    -----------    -----------    -----------

                 Net loss ......................   $    (1,615)   $    (3,759)   $    (3,027)   $    (4,915)
                                                   ===========    ===========    ===========    ===========

Basic and diluted loss per share ...............   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                   ===========    ===========    ===========    ===========

Weighted average common shares outstanding .....     1,000,000      1,000,000      1,000,000      1,000,000
                                                   ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                    March 31,
                                                                               --------------------
                                                                                 2005         2004
                                                                               --------    --------
                                       Net cash used in operating activities   $ (4,727)   $ (6,981)
                                                                               --------    --------

Cash flows from investing activities:
      Issuance of note receivable ..........................................       --       (18,679)
                                                                               --------    --------
                                       Net cash used in investing activities       --       (18,679)
                                                                               --------    --------

Cash flows from financing activities:
      Proceeds from issuance of note payable ...............................       --        22,000
      Capital contributions from an affiliate (Note 2) .....................      5,500       3,800
                                                                               --------    --------
                                   Net cash provided by financing activities      5,500      25,800
                                                                               --------    --------

Net change in cash .........................................................        773         140
Cash, beginning of period ..................................................         93         221
                                                                               --------    --------

                                                         Cash, end of period   $    866    $    361
                                                                               ========    ========


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest ..........................................................   $   --      $    304
                                                                               ========    ========
         Income taxes ......................................................   $   --      $   --
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

R.D. Capital, Inc. ("RD Capital"), an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the six months ended March 31, 2005 and 2004, RD Capital advanced the Company $5,500 and $3,800, respectively, for working capital. RD Capital does not expect to be repaid for the expenses it pays on behalf of the Company or the capital contributions. Accordingly, payments made and contributions received from RD Capital are classified as additional paid-in capital. Through March 31, 2005, RD Capital has contributed a total of $34,783 to the Company.

Note 3: Loans Payable

During December 2001, an unrelated third party made a $10,000 non-interest bearing loan to the Company for working capital. The loan remained unpaid at March 31, 2005 and is due on demand.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                INVESTMENT ASSOCIATES, INC.


Dated:  May 12, 2005            Per:    /s/  Robert Hemmerling
                                       -----------------------------------------
                                       Robert Hemmerling,
                                       C.F.O., Secretary, Treasurer and Director