Form 10QSB
period 2005-06-30
INVESTMENT ASSOCIATES INC
filed 2005-08-09
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                           --------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest  practicable  date:    1,000,000 common shares
                                                as at June 30, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Condensed Balance Sheet as of June 30, 2005
                 (unaudited) .......................................    3

                 Condensed Statements of Operations for the
                 for the three and nine months ended
                 June 30, 2005 and 2004 (unaudited) ................    4

                 Condensed Statements of Cash Flows for the
                 nine months ended June 30, 2005 and 2004
                 (unaudited) .......................................    5

                 Notes to Condensed Financial Statements ...........    6

         Item 2  Plan of Operation .................................    7

         Item 3  Controls and Procedures ...........................   11


PART II. OTHER INFORMATION

         Item 1  Legal Proceedings .................................   11

         Item 2  Unregistered Sales of Equity Securities and
                 Use of Proceeds ...................................   11

         Item 3  Defaults Upon Senior Securities ...................   11

         Item 4  Submission of Matters to a Vote of Security Holders   11

         Item 5  Other Information .................................   12

         Item 6  Exhibits and Reports on Form 8K ...................   12


SIGNATURES .........................................................   12

                           INVESTMENT ASSOCIATES, INC.

                             Condensed Balance Sheet
                                  June 30, 2005
                                   (Unaudited)


                                     Assets

Current assets:
    Cash .......................................................   $  2,752
                                                                   ========


                    Liabilities and Shareholders' Deficit

Current liabilities:
    Accrued liabilities ........................................   $    300
    Indebtedness to related party (Note 2) .....................      2,720
    Loans payable (Note 3) .....................................     10,000
                                                                   --------

                Total current liabilities ......................     13,020
                                                                   --------

Shareholders' deficit:
    Common stock, $.001 par value, 25,000,000 shares authorized;
      1,000,000 shares issued and outstanding ..................      1,000
    Additional paid-in capital .................................     38,283
    Retained deficit ...........................................    (49,551)
                                                                   --------

                Total shareholders' deficit ....................    (10,268)
                                                                   --------

Total Liabilities and Shareholders' Deficit ....................   $  2,752
                                                                   ========


            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                            June 30,                      June 30,
                                                   --------------------------    --------------------------
                                                       2005           2004          2005           2004
                                                   -----------    -----------    -----------    -----------
Costs and expenses:
    Selling, general and administrative expenses   $     1,614    $     1,863    $     4,641    $     6,474
    Interest expense ...........................          --               55           --              359
                                                   -----------    -----------    -----------    -----------

                 Loss before income taxes ......        (1,614)        (1,918)        (4,641)        (6,833)
                                                   -----------    -----------    -----------    -----------

Income tax provision (Note 4) ..................          --             --             --             --
                                                   -----------    -----------    -----------    -----------

                 Net loss ......................   $    (1,614)   $    (1,918)   $    (4,641)   $    (6,833)
                                                   ===========    ===========    ===========    ===========

Basic and diluted loss per share ...............   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                                   ===========    ===========    ===========    ===========

Weighted average common shares outstanding .....     1,000,000      1,000,000      1,000,000      1,000,000
                                                   ===========    ===========    ===========    ===========


            See accompanying notes to condensed financial statements

                           INVESTMENT ASSOCIATES, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                 Nine Months Ended
                                                                                      June 30,
                                                                                --------------------
                                                                                  2005        2004
                                                                                --------    --------
                                       Net cash used in operating activities    $ (6,341)   $ (8,899)
                                                                                --------    --------

Cash flows from investing activities:
      Issuance of note receivable ...........................................       --       (18,679)
                                                                                --------    --------
                                       Net cash used in investing activities        --       (18,679)
                                                                                --------    --------

Cash flows from financing activities:
      Proceeds from issuance of note payable ................................       --        22,500
      Capital contributions from an affiliate (Note 2) ......................      9,000       5,300
                                                                                --------    --------
                                   Net cash provided by financing activities       9,000      27,800
                                                                                --------    --------

Net change in cash ..........................................................      2,659         222
Cash, beginning of period ...................................................         93         221
                                                                                --------    --------

                                                         Cash, end of period    $  2,752    $    443
                                                                                ========    ========


Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest ...........................................................   $   --      $    359
                                                                                ========    ========
         Income taxes .......................................................   $   --      $   --
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

R.D. Capital, Inc. ("RD Capital"), an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the nine months ended June 30, 2005 and 2004, RD Capital advanced the Company $9,000 and $5,300, respectively, for working capital. RD Capital does not expect to be repaid for the expenses it pays on behalf of the Company or the capital contributions. Accordingly, payments made and contributions received from RD Capital are classified as additional paid-in capital. Through June 30, 2005, RD Capital has contributed a total of $38,283 to the Company.

Note 3: Loans Payable

During December 2001, an unrelated third party made a $10,000 non-interest bearing loan to the Company for working capital. The loan remained unpaid at June 30, 2005 and is due on demand.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.


                                     PART II
                                OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

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

                                INVESTMENT ASSOCIATES, INC.


Dated:  August 8, 2005          Per:  /s/Robert Hemmerlin
                                      ------------------------------------------
                                      Robert Hemmerling,
                                      C.F.O., Secretary, Treasurer and Director