Form 10QSB
period 2006-03-31
INVESTMENT ASSOCIATES INC
filed 2006-05-12
CIK 1088207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                                            --------------

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

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:       1,000,000 common shares as
                                                 at May 11, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                           INVESTMENT ASSOCIATES, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Balance Sheet as of March 31, 2006 (unaudited)             1

                 Statements of Operations for the six months
                 ended March 31, 2006 and 2005 (unaudited)                  2

                 Statements of Cash Flows for the six months
                 ended March 31, 2006 and 2005 (unaudited)                  3

                 Condensed Notes to Interim Financial Statements            4

         Item 2  Plan of Operation

         Item 3  Controls and Procedures                                   13

PART II. OTHER INFORMATION

         Item 1  Legal Proceedings                                         13

         Item 2  Unregistered Sales of Equity Securities and
                 Use of Proceeds                                           13

         Item 3  Defaults Upon Senior Securities                           13

         Item 4  Submission of Matters to a Vote of Security Holders       13

         Item 5  Other Information                                         13

         Item 6  Exhibits and Reports on Form 8K                           13


         SIGNATURES                                                        14

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                     March 31,
                                                      2006        September 30,
                                                   (unaudited)        2005
                                                    --------        --------
ASSETS

CURRENT ASSETS
     Cash                                           $  2,703        $  2,258
                                                    --------        --------

TOTAL ASSETS                                        $  2,703        $  2,258
                                                    ========        ========



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities       $  2,542        $  3,500
     Indebtedness to related parties                  18,720          11,720
     Loans payable                                    10,000          10,000
                                                    --------        --------

         TOTAL CURRENT LIABILITIES                    31,262          25,220
                                                    --------        --------


COMMITMENTS AND CONTINGENCIES                           --              --
                                                    --------        --------


STOCKHOLDERS' DEFICIT
     Common stock, 25,000,000 shares authorized;
            $0.001 par value; 1,000,000 shares
            issued and outstanding                     1,000           1,000
     Additional paid-in capital                       29,283          29,283
     Accumulated deficit during development stage    (58,842)        (53,245)
                                                    --------        --------

         TOTAL STOCKHOLDERS'  DEFICIT                (28,559)        (22,962)
                                                    --------        --------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  2,703        $  2,258
                                                    ========        ========

         The accompanying condensed notes are an integral part of these interim financial statements.


INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                                    From
                                                                                                                  July 18,
                                                                                                                    1997
                                                        Three Months Ended            Six Months Ended           (Inception)
                                                    --------------------------    --------------------------         to
                                                       March 31,     March 31,      March 31,     March 31,       March 31,
                                                         2006          2005          2006           2005            2006
                                                     (unaudited)   (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                    -----------    -----------    -----------    -----------    -----------
REVENUES                                            $      --      $      --      $      --      $      --      $      --
                                                    -----------    -----------    -----------    -----------    -----------

EXPENSES
     Selling, general and administrative expenses         4,013          1,615          5,597          3,027         62,620
     Loss on write-down of note receivable                 --             --             --             --           18,679
     Gain on forgiveness of note payable                   --             --             --             --          (22,500)
     Interest expense                                      --             --             --             --               43
                                                    -----------    -----------    -----------    -----------    -----------

       TOTAL EXPENSES                                     4,013          1,615          5,597          3,027         58,842
                                                    -----------    -----------    -----------    -----------    -----------


LOSS FROM OPERATIONS                                     (4,013)        (1,615)        (5,597)        (3,027)       (58,842)
                                                    -----------    -----------    -----------    -----------    -----------


LOSS BEFORE TAXES                                        (4,013)        (1,615)        (5,597)        (3,027)       (58,842)


INCOME TAXES                                               --             --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------


NET LOSS                                            $    (4,013)   $    (1,615)   $    (5,597)   $    (3,027)   $   (58,842)
                                                    ===========    ===========    ===========    ===========    ===========


     NET LOSS PER COMMON SHARE,
       BASIC AND DILUTED                                   nil            nil     $     (0.01)           nil
                                                    ===========    ===========    ===========    ===========


     WEIGHTED AVERAGE NUMBER
       OF COMMON SHARES OUTSTANDING,
       BASIC AND DILUTED                              1,000,000      1,000,000      1,000,000      1,000,000
                                                    ===========    ===========    ===========    ===========

         The accompanying condensed notes are an integral part of these interim financial statements.


INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                 From
                                                                                               July 18,
                                                                                                 1997
                                                                     Six Months Ended         (Inception)
                                                                 ------------------------         to
                                                                 March 31,      March 31,      March 31,
                                                                   2006          2005           2006
                                                                (unaudited)   (unaudited)    (unaudited)
                                                                 -------        -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                   $(5,597)       $(3,027)       $(58,842)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
           Loss on write-down of note receivable                    --             --            18,679
           Gain on forgiveness note payable                         --             --           (22,500)
           Increase (decrease) in accounts payable and
              accrued liabilities                                   (958)        (1,700)          2,542
                                                                 -------        -------        --------
           Net cash used by operating activities                  (6,555)        (4,727)        (60,121)
                                                                 -------        -------        --------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
      Issuance of note receivable                                   --             --           (18,679)
                                                                 -------        -------        --------
           Net cash used by investing activities                    --             --           (18,679)
                                                                 -------        -------        --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Issuance of common stock                                      --             --             1,000
      Proceeds from issuance of loan payable                        --             --            10,000
      Proceeds from related party advances                         7,000           --            18,720
      Proceeds from issuance of note payable                        --             --            22,500
      Capital contributed by an affiliate                           --            5,500          29,283
                                                                 -------        -------        --------
           Net cash provided by financing activities               7,000          5,500          81,503
                                                                 -------        -------        --------

      NET INCREASE IN CASH                                           445            773           2,703

CASH, BEGINNING OF PERIOD                                          2,258             93            --
                                                                 -------        -------        --------

CASH, END OF PERIOD                                              $ 2,703        $   866        $  2,703
                                                                 =======        =======        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                              $  --          $  --          $     43
                                                                 =======        =======        ========
      Income taxes paid                                          $  --          $  --          $   --
                                                                 =======        =======        ========

NON-CASH TRANSACTIONS:
      1,000,000 shares of common stock issued for services       $  --          $  --          $  1,000


         The accompanying condensed notes are an integral part of these interim financial statements.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

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

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

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

RD Capital has assumed responsibility for funding the Company's limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. During the year ended September 30, 2004, RD Capital made contributions to the Company totaling $6,092. No capital contributions were made during the year ended September 30, 2005. Through March 31, 2006, RD Capital has contributed a total of $29,283 on behalf of the stockholders, which is included in the accompanying financial statements as "additional paid-in capital". RD Capital does not expect to be repaid for its capital contributions to the Company.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

At March 31, 2006, the Company owed $18,270 to related parties. This indebtedness is non-interest bearing, not collateralized and due on demand. During the period ended December 31, 2005, RD Capital loaned $7,000 to the Company. During the year ended September 30, 2005, RD Capital loaned $9,000 to the Company. During the year ended September 30, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned $2,720 to the Company.


NOTE 5 - COMMON STOCK

During the year ended September 30, 1997, the Company issued 1,000,000 shares of common stock in exchange for services. There have been no issuances of the Company's common stock after September 30, 1997.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                              INVESTMENT ASSOCIATES, INC.


Dated:  May 12, 2006          Per:     /s/ Robert Hemmerling
                                       -----------------------------------------
                                       Robert Hemmerling,
                                       C.F.O., Secretary, Treasurer and Director