Form 10QSB
period 2006-06-30
INVESTMENT ASSOCIATES INC
filed 2006-08-14
CIK 1088207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission file Number: 0-28053

INVESTMENT ASSOCIATES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0204280
(I.R.S. Employer Identification Number)

Suite 810
1708 Dolphin Avenue
Kelowna, British Columbia, V1Y 9S4
(Address of principal executive offices)

(250) 868-8177
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
(check one): Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,000,000 common shares as at August 14, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

INVESTMENT ASSOCIATES, INC.

INDEX

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30, 2006 (unaudited)	September 30, 2005
ASSETS

CURRENT ASSETS
Cash	$2,452	$2,258

TOTAL ASSETS	$2,452	$2,258

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,584	$3,500
Indebtedness to related parties	24,720	11,720
Loans payable	10,000	10,000

TOTAL CURRENT LIABILITIES	36,304	25,220

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 25,000,000 shares authorized; $0.001
par value; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	29,283	29,283
Accumulated deficit during development stage	(64,135)	(53,245)

TOTAL STOCKHOLDERS' DEFICIT	(33,852)	(22,962)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,452	$2,258

The accompanying condensed notes are an integral part of these interim financial statements

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,		From July 18, 1997 (Inception) to June 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	5,293	1,614	10,890	4,641	67,913
Loss on write-down of note receivable	-	-	-	-	18,679
Gain on forgiveness of note payable	-	-	-	-	(22,500)
Interest expense	-	-	-	-	43

TOTAL EXPENSES	5,293	1,614	10,890	4,641	64,135

LOSS FROM OPERATIONS	(5,293)	(1,614)	(10,890)	(4,641)	(64,135)

LOSS BEFORE TAXES	(5,293)	(1,614)	(10,890)	(4,641)	(64,135)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,293)	$(1,614)	$(10,890)	$(4,641)	$(64,135)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$ nil	$(0.01)	$ nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying condensed notes are an integral part of these interim financial statements

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,		From July 18, 1997 (Inception) to June 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,890)	$(6,341)	$(64,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on write-down of note receivable	-	-	18,679
Gain on forgiveness note payable	-	-	(22,500)
Increase (decrease) in accounts payable and accrued liabilities	(1,916)	-	1,584
Net cash used by operating activities	(12,806)	(6,341)	(66,372)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Issuance of note receivable	-	-	(18,679)
Net cash used by investing activities	-	-	(18,679)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	1,000
Proceeds from issuance of loan payable	-	-	10,000
Proceeds from related party advances	13,000	9,000	24,720
Proceeds from issuance of note payable	-	-	22,500
Capital contributed by an affiliate	-	-	29,283
Net cash provided by financing activities	13,000	9,000	87,503

NET INCREASE (DECREASE) IN CASH	194	2,659	2,452

CASH, BEGINNING OF PERIOD	2,258	93	-

CASH, END OF PERIOD	$2,452	$2,752	$2,452

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$43
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
1,000,000 shares of common stock issued for services	$-	$-	$1,000

The accompanying condensed notes are an integral part of these interim financial statements

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

The Company is a “blank check” company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Interim financial data presented herein is unaudited.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to engage in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156”). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. The Company does not expect SFAS No. 154 to have a material immediate impact on its consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Management believes the adoption of this statement will have no immediate impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock Based Compensation” (hereinafter “SFAS No. 123R”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no immediate impact to its financial statements from the adoption of this statement.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

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

NOTE 3 - LOAN PAYABLE

During the year ended September 30, 2002, an unrelated third party made an unsecured, non-interest bearing loan to the Company for working capital. The loan remains unpaid at June 30, 2006 and is due on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. During the year ended September 30, 2004, RD Capital made contributions to the Company totaling $6,092. No capital contributions were made during the year ended September 30, 2005. Through June 30, 2006, RD Capital has contributed a total of $29,283 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital”. RD Capital does not expect to be repaid for its capital contributions to the Company.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006

At June 30, 2006, the Company owed $24,270 to related parties. This indebtedness is non-interest bearing, not collateralized and due on demand. During the nine-month period ended June 30, 2006, RD Capital loaned $13,000 to the Company. During the year ended September 30, 2005, RD Capital loaned $9,000 to the Company. During the year ended September 30, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned $2,720 to the Company.

NOTE 5 - COMMON STOCK

During the year ended September 30, 1997, the Company issued 1,000,000 shares of common stock in exchange for services. There have been no issuances of the Company’s common stock after September 30, 1997.

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 3 - Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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

INVESTMENT ASSOCIATES, INC.
Date: August 14, 2006	Per:	/s/ Robert Hemmerling
Robert Hemmerling, C.F.O., Secretary, Treasurer and Director