Form 10QSB
period 2006-12-31
INVESTMENT ASSOCIATES INC
filed 2007-02-08
CIK 1088207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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
(check one): Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,000,000 common shares as at February 1, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

INVESTMENT ASSOCIATES, INC.

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,
	2006	September 30,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$1,905	$457

TOTAL ASSETS	$1,905	$457

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,692	$1,079
Indebtedness to related parties	29,720	24,720
Loans payable	10,000	10,000

TOTAL CURRENT LIABILITIES	41,412	35,799

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 25,000,000 shares authorized; $0.001
par value; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	29,283	29,283
Accumulated deficit during development stage	(69,790)	(65,625)

TOTAL STOCKHOLDERS' DEFICIT	(39,507)	(35,342)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,905	$457

The accompanying condensed notes are an integral part of these interim financial statements.

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From
			July 18,
	Three Months	Three Months	1997
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	4,165	1,584	73,568
Loss on write-down of note receivable	-	-	18,679
Gain on forgiveness of note payable	-	-	(22,500)
Interest expense	-	-	43

TOTAL EXPENSES	4,165	1,584	69,790

LOSS FROM OPERATIONS	(4,165)	(1,584)	(69,790)

LOSS BEFORE TAXES	(4,165)	(1,584)	(69,790)

INCOME TAXES	-	-	-

NET LOSS	$(4,165)	$(1,584)	$(69,790)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,000,000	1,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			July 18,
	Three Months	Three Months	1997
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,165)	$(1,584)	$(69,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on write-down of note receivable	-	-	18,679
Gain on forgiveness note payable	-	-	(22,500)
Increase (decrease) in accounts payable and accrued liabilities	613	(960)	1,692
Net cash used by operating activities	(3,552)	(2,544)	(71,919)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Issuance of note receivable	-	-	(18,679)
Net cash used by investing activities	-	-	(18,679)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	1,000
Proceeds from issuance of loan payable	-	-	10,000
Proceeds from related party advances	5,000	7,000	29,720
Proceeds from issuance of note payable	-	-	22,500
Capital contributed by an affiliate	-	-	29,283
Net cash provided by financing activities	5,000	7,000	92,503

NET INCREASE (DECREASE) IN CASH	1,448	4,456	1,905

CASH, BEGINNING OF PERIOD	457	2,258	-

CASH, END OF PERIOD	$1,905	$6,714	$1,905

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$43
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
1,000,000 shares of common stock issued for services	$-	$-	$1,000

The accompanying condensed notes are an integral part of these interim financial statements.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Investment Associates, Inc. (the “Company”) was incorporated, under the laws of Nevada on July 18, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has been in a development stage since its inception on July 18, 1997 and has not realized any revenues from its planned operations. The Company’s year end is September 30.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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
December 31, 2006

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

NOTE 3 - LOAN PAYABLE

During the year ended September 30, 2002, an unrelated third party made an unsecured, non-interest bearing loan to the Company for working capital. The loan remains unpaid at December 31, 2006, is non-interest bearing, not collaterized, and is due on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. During the year ended September 30, 2004, RD Capital made contributions to the Company totaling $6,092. No capital contributions were made during the year ended September 30, 2005. Through December 31, 2006, RD Capital has contributed a total of $29,283 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital”. RD Capital does not expect to be repaid for its capital contributions to the Company.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2006

During the year ended September 30, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned $2,720 to the Company. During the years ended September 30, 2006 and 2005, RD Capital loaned $13,000 and $9,000 to the Company, respectively. During the three months ended December 31, 2006, RD Capital loaned $5,000 to the Company. This indebtedness is non-interest bearing, not collateralized and due on demand. At December 31, 2006, the Company owed $29,720 to related parties.

NOTE 5 - COMMON STOCK

During the year ended September 30, 1997, the Company issued 1,000,000 shares of common stock in exchange for services. There have been no issuances of the Company’s common stock after September 30, 1997.

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this quarterly report.

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

We anticipate that we will incur nominal expenses in the implementation of its business plan. Because we has no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of this quarterly report. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in our dissolution.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

INVESTMENT ASSOCIATES, INC.

Dated: February 1, 2007	By:	/s/ Robert Hemmerling
Robert Hemmerling, C.F.O., Secretary, Treasurer and Director