Form 10QSB
period 2007-03-31
INVESTMENT ASSOCIATES INC
filed 2007-05-15
CIK 1088207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission file Number: 0-28053

INVESTMENT ASSOCIATES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0204280
(I.R.S. Employer Identification Number)

Suite 700
1620 Dickson Avenue
Kelowna, British Columbia, V1Y 9Y2
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
(check one): Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,000,000 common shares as at May 14, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

INVESTMENT ASSOCIATES, INC.

INDEX

PART 1.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheet as of March 31, 2007 (unaudited)	3

		Statements of Operations for the six months
		ended March 31, 2007 and 2006 (unaudited)	4

		Statements of Cash Flows for the six months
		ended March 31, 2007 and 2006 (unaudited)	5

		Condensed Notes to Interim Financial Statements	6

	Item 2	Plan of Operation	10

	Item 3	Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 1	Legal Proceedings	1

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3	Defaults Upon Senior Securities	14

	Item 4	Submission of Matters to a Vote of Security Holders	14

	Item 5	Other Information	14

	Item 6	Exhibits and Reports on Form 8K	14

	SIGNATURES		14

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31,
	2007	September 30,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$-	$457

TOTAL ASSETS	$-	$457

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Checks in excess of deposits	$255	$-
Accounts payable and accrued liabilities	42	1,079
Indebtedness to related parties	2,720	24,720
Loans payable	10,000	10,000

TOTAL CURRENT LIABILITIES	13,017	35,799

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 25,000,000 shares authorized; $0.001
par value; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	61,283	29,283
Accumulated deficit during development stage	(75,300)	(65,625)

TOTAL STOCKHOLDERS' DEFICIT	(13,017)	(35,342)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$457

The accompanying condensed notes are an integral part of these interim financial statements.

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					From
					July 18,
	Three Months	Three Months	Six Months	Six Months	1997
	Ended	Ended	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	5,509	3,472	9,674	5,056	79,077
Loss on write-down of note receivable	-	-	-	-	18,679
Gain on forgiveness of note payable	-	-	-	-	(22,500)
Interest expense	-	-	-	-	44

TOTAL EXPENSES	5,509	3,472	9,674	5,056	75,300

LOSS FROM OPERATIONS	(5,509)	(3,472)	(9,674)	(5,056)	(75,300)

LOSS BEFORE TAXES	(5,509)	(3,472)	(9,674)	(5,056)	(75,300)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,509)	$(3,472)	$(9,674)	$(5,056)	$(75,300)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$ nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			July 18,
	Six Months	Six Months	1997
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,674)	$(5,056)	$(75,300)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Loss on write-down of note receivable	-	-	18,679
Gain on forgiveness note payable	-	-	(22,500)
Increase (decrease) in checks in excess of deposits	255	-	255
Increase (decrease) in accounts payable and accrued liabilities	(1,038)	(1,499)	42
Net cash used by operating activities	(10,457)	(6,555)	(78,824)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Issuance of note receivable	-	-	(18,679)
Net cash used by investing activities	-	-	(18,679)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	1,000
Proceeds from issuance of loan payable	-	-	10,000
Proceeds from related party advances	10,000	7,000	34,720
Proceeds from issuance of note payable	-	-	22,500
Capital contributed by an affiliate	-	-	29,283
Net cash provided by financing activities	10,000	7,000	97,503

NET INCREASE (DECREASE) IN CASH	(457)	445	-

CASH, BEGINNING OF PERIOD	457	2,258	-

CASH, END OF PERIOD	$-	$2,703	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$44
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
1,000,000 shares of common stock issued for services	$-	$-	$1,000
Cotntributed capital in exchange for related party indebtedness	$32,000	$-	$32,000

The accompanying condensed notes are an integral part of these interim financial statements.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2007

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

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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
March 31, 2007

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

NOTE 3 - LOAN PAYABLE

During the year ended September 30, 2002, an unrelated third party made an unsecured, non-interest bearing loan to the Company for working capital. The loan remains unpaid at March 31, 2007 and is due on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. During the year ended September 30, 2004, RD Capital made contributions to the Company totaling $6,092. No capital contributions were made during the year ended September 30, 2005 and 2006. Through March 31, 2007, RD Capital has contributed a total of $61,283 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital”. RD Capital does not expect to be repaid for its capital contributions to the Company.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2007

During the year ended September 30, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned $2,720 to the Company. During the year ended September 30, 2006 and 2005, RD Capital loaned $13,000 and $9,000, respectively, to the Company. During the six months ended March 31, 2007, RD Capital loaned $10,000 to the Company. During the period ended March 31, 2007, pursuant to an agreement with RD Capital, this indebtedness of $32,000 to RD Capital has been reclassified as “paid-in capital”. This indebtedness is non-interest bearing, not collateralized and due on demand. At March 31, 2007, the Company owed $2,720 to related parties.

NOTE 5 - COMMON STOCK

During the year ended September 30, 1997, the Company issued 1,000,000 shares of common stock in exchange for services. There have been no issuances of the Company’s common stock after September 30, 1997.

Item 2- Plan of Operation

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2007. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

INVESTMENT ASSOCIATES, INC.

Dated: May 14, 2007	Per:	/s/ Robert Hemmerling
Robert Hemmerling, C.F.O., Secretary, Treasurer and Director