Form 10KSB
period 2007-09-30
INVESTMENT ASSOCIATES INC
filed 2008-01-14
CIK 1088207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[xx]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-28053

INVESTMENT ASSOCIATES, INC.
(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0204280
(I.R.S. Employer Identification Number)

Suite 700, 1620 Dickson Avenue
Kelowna, British Columbia, V1Y 9Y2
(Address of principal executive offices)

(250) 868-8177
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:       None

Securities registered under Section 12(g) of the Exchange Act:       Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (check one):  [ X ] Yes  [   ] No

The Issuer's revenues for its fiscal year ended September 30, 2007 were $0.

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

On September 30, 2007, the number of shares outstanding of the registrant's Common Stock was 1,000,000.

Transitional Small Business Disclosure Format (Check one):  [  ] Yes    [ X ] No

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

Employees

During the fiscal year ended September 30, 2007, the Company had no full time employees.  The Company's President and Secretary and Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation.  These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

Item 2.  Description of Property

Facilities.  The Company operates from its offices at Suite 700, 1620 Dickson Avenue, Kelowna, British Columbia, V1Y 9Y2, Canada.  This space is provided to the Company on a rent free basis by Robert Hemmerling, a director of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition.  Management believes that this space will meet the Company's needs for the foreseeable future.

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

(c)          Dividends.

(1)
The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended September 30, 2007, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheet as at September 30, 2007

Statements of Operations for the years ended September 30, 2007 and 2006

Statements of Changes in Shareholders’ Deficit for the period from October 1, 2001 through September 30, 2007

Statements of Cash Flows for the years ended September 30, 2007 and 2006

Notes to the Financial Statements

INVESTMENT ASSOCIATES, INC.
(A development Stage Enterprise)

Financial Statements
(Expressed in U.S. Dollars)

(Audited)
September 30, 2007

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201 • Phone (509) 838-5111 • Fax (509) 838-5114

Investment Associates, Inc.
Kelowna, BC, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Investment Associates, Inc. as of September 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Associates, Inc. as of September 30, 2007 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 11, 2007

Bank of America Financial Center
800 Fifth Avenue, Suite 4100, Seattle, WA 98104
Phone (206) 447-1303 Fax (206) 470-1150

www.williams-webster.com
Member of Russell Bedford International

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$4,462	$457
Prepaid Expenses & Deposits	-	-

TOTAL ASSETS	$4,462	$457

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,979	$1,079
Indebtedness to related parties	2,720	24,720
Loans payable	-	10,000

TOTAL CURRENT LIABILITIES	4,699	35,799

COMMITMENTS AND CONTINGENCIES	10,000	-

STOCKHOLDERS' DEFICIT
Common stock, 25,000,000 shares authorized; $0.001
par value; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	72,283	29,283
Accumulated deficit during development stage	(83,520)	(65,625)

TOTAL STOCKHOLDERS' DEFICIT	(10,237)	(35,342)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,462	$457

The accompanying notes are an integral part of these financial statements.

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From Inception
			(July 18, 1997)
	Year Ended		through
	September 30,		September 30,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	17,895	12,380	87,298
Loss on write-down of note receivable	-	-	18,679
Gain on forgiveness of note payable	-	-	(22,500)
Interest expense	-	-	43

TOTAL EXPENSES	17,895	12,380	83,520

LOSS FROM OPERATIONS	(17,895)	(12,380)	(83,520)

LOSS BEFORE TAXES	(17,895)	(12,380)	(83,520)

INCOME TAXES	-	-	-

NET LOSS	$(17,895)	$(12,380)	$(83,520)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit

Balance, July 18, 1997 (Inception)	-	$-	$-	$-	$-

Common stock issued in exchange for services	1,000,000	1,000	-	-	1,000

Net loss for the year ended September 30, 1997	-	-	-	(1,000)	(1,000)

Balance, September 30, 1997	1,000,000	1,000	-	(1,000)	-

Net loss for the year ended September 30, 1998	-	-	-	-	-

Balance, September 30, 1998	1,000,000	1,000	-	(1,000)	-

Expenses paid by third party
on behalf of the Company	-	-	335	-	335

Net loss for the year ended September 30, 1999	-	-	-	(335)	(335)

Balance, September 30, 1999	1,000,000	1,000	335	(1,335)	-

Expenses paid by third party
on behalf of the Company	-	-	13,870	-	13,870

Net loss for the year ended September 30, 2000	-	-	-	(15,370)	(15,370)

Balance, September 30, 2000	1,000,000	1,000	14,205	(16,705)	(1,500)

Third party expenses paid by an affiliate on
behalf of the company	-	-	4,898	-	4,898

Net loss for the year ended September 30, 2001	-	-	-	(7,618)	(7,618)

Balance, September 30, 2001	1,000,000	1,000	19,103	(24,323)	(4,220)

Third party expenses paid by an affiliate on
behalf of the company	-	-	898	-	898

Net loss for the year ended September 30, 2002	-	-	-	(6,790)	(6,790)

Balance, September 30, 2002	1,000,000	1,000	20,001	(31,113)	(10,112)

Third party expenses paid by an affiliate on
behalf of the company	-	-	3,190	-	3,190

Net loss for the year ended September 30, 2003	-	-	-	(7,960)	(7,960)

Balance, September 30, 2003	1,000,000	1,000	23,191	(39,073)	(14,882)

Working capital contributions received
from an affiliate	-	-	6,092	-	6,092

Net loss for the year ended September 30, 2004	-	-	-	(5,837)	(5,837)

Balance, September 30, 2004	1,000,000	1,000	29,283	(44,910)	(14,627)

Net loss for the year ended September 30, 2005	-	-	-	(8,335)	(8,335)

Balance, September 30, 2005	1,000,000	1,000	29,283	(53,245)	(22,962)

Net loss for the year ended September 30, 2006	-	-	-	(12,380)	(12,380)

Balance, September 30, 2006	1,000,000	$1,000	$29,283	$(65,625)	$(35,342)

Reclassification of related party debt			32,000
Cash contributions from related party			11,000
Net loss for the year ended September 30, 2007	-	-		(17,895)	(17,895)

Balance, September 30, 2007	1,000,000	$1,000	$72,283	$(83,520)	$(10,237)

The accompanying notes are an integral part of these financial statements.

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
			(July 18, 1997)
	Year Ended		through
	September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,895)	$(12,380)	$(83,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on write-down of note receivable	-	-	18,679
Gain on forgiveness note payable	-	-	(22,500)
Increase in prepaid expenses and deposits	-		-
Increase (decrease) in accounts payable and accrued liabilities	900	(2,421)	1,979
Net cash used by operating activities	(16,995)	(14,801)	(85,362)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Issuance of note receivable	-	-	(18,679)
Net cash used by investing activities	-	-	(18,679)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	1,000
Proceeds from issuance of loan payable	-	-	10,000
Proceeds from related party advances	(22,000)	13,000	2,720
Proceeds from issuance of note payable	-	-	22,500
Capital contributed by an affiliate	43,000	-	72,283
Net cash provided by financing activities	21,000	13,000	108,503

NET INCREASE (DECREASE) IN CASH	4,005	(1,801)	4,462

CASH, BEGINNING OF PERIOD	457	2,258	-

CASH, END OF PERIOD	$4,462	$457	$4,462

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$43
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	$-	$-	$1,000

The accompanying notes are an integral part of these financial statements.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Net Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At September 30, 2007 and 2006, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

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
September 30, 2007

Deferred Offering Costs
Costs related to common stock offerings are recorded initially as a deferred asset until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds in shareholders’ equity. If an offering is not successful, the costs are charged to operations at that time.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”,  which is effective for the Company as of January 1, 2001.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

For the years ended September 30, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instrument or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations.  It will be primarily engaged in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards
No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and 2006.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board updated its Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting.  The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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
September 30, 2007

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

NOTE 3 – INCOME TAXES

	Years Ended September 30,
	2006	2006
Net operating loss carryforward	$83,500	$65,600

Deferred tax asset	$28,400	$22,300

Deferred tax asset valuation allowance	(28,400)	(22,300)
	$-	$-

At September 30, 2007, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 34% of approximately $28,400.  At September 30, 2006, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 34% of approximately $22,300.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the its deferred tax assets, a valuation allowance equal to the deferred tax assets was recorded at the Company’s year-end financial reporting dates.

At September 30, 2007 and 2006, the Company has net operating loss carryforwards of approximately $83,500 and $65,600, respectively, which will expire through the year 2027.  The change in valuation allowance from September 30, 2006 to September 30, 2007 is approximately  $5,100.  This change is primarily due to the change in the Company’s net operating loss carryforwards.

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

NOTE 4 – LOAN PAYABLE

During the year ended September 30, 2002, an unrelated third party made an unsecured, non-interest bearing loan to the Company for working capital.  The loan remains unpaid at September 30, 2007 and is due on demand.  See Note 7.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control.  At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations.  The Company accounts for such proceeds as contributed capital or as indebtedness to a related party.  During the year ended September 30, 2004, RD Capital made contributions to the Company totaling $6,092.  No capital contributions were made during the years ended September 30, 2006 and September 30, 2005.  During the year ended September 30, 2007, RD Capital contributed an additional $11,000. Through September 30, 2007, RD Capital has contributed a total of $72,283 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital”.  RD Capital does not expect to be repaid for its capital contributions to the Company.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

During the year ended September 30, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned $2,720 to the Company. The loan remains unpaid at September 30, 2007 and is due on demand.

NOTE 6 – COMMON STOCK

During the year ended September 30, 1997, the Company issued 1,000,000 shares of common stock in exchange for services.  There have been no issuances of the Company’s common stock after September 30, 1997.

NOTE 7 – COMMITMENTS AND CONTINEGINCIES

During the year ended September 30, 2007 the Company reclassified $10,000 from Loans Payable to Commitments and Contingencies.  The amount in question was from a loan made through a verbal contract in 2002. The Company has been unable to ascertain if the company who issued the loan is still in operation and will thus be unable to make payment.  The Company believes the loan has now exceeded the statute of limitations for loan collections in Nevada and plans to write off the amount in fiscal 2008.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no other changes or disagreements with Accountants or Auditors during the fiscal year ended September 30, 2007 except as noted below.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

The Directors and Officers of the Company as of the date of this report are as follows:

Name	Age	Position
Steven N. Khan	51	President and Director
Robert Hemmerling	45	Secretary, Treasurer and Director

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

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended September 30, 2007.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended September 30, 2007 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006/2007, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended September 30, 2005.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Investment Associates Inc., Suite 700, 1620 Dickson Avenue, Kelowna, British Columbia, V1Y 9Y2.

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

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company.  In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee.  It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration.  However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available.  The amount of such finder's fee cannot be determined as of the date of this Form 10-KSB, but is expected to be comparable to consideration normally paid in like transactions.  No member of management of the Company will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties.  The Company did not reimburse any director for such expenses during the fiscal year ended September 30, 2007.

There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Robert Hemmerling, Secretary, Treasurer and Director	2006/ 2007	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	0 0	$0.00 $0.00	$0.00 $0.00
Steven N. Khan, President and Director	2006/ 2007	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	0 0	$0.00 $0.00	$0.00 $0.00

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2007.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2007 by:

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

Item 13.  Exhibits, List and Reports on Form 8-K.

(A)            Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 000-28053) filed on November 12, 1999 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-28053) on November 12, 1999 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-28053) filed on November 12, 1999, incorporated herein by reference.
13.1	Form 10QSB for the Period ended December 31, 2006, filed on February 8, 2007, incorporated herein by reference.
13.2	Form 10QSB for the Period ended March 31, 2007, filed on May 15, 2007, incorporated herein by reference.
13.3	Form 10QSB for the Period ended June 30, 2007, filed on August 14, 2007, incorporated herein by reference.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification

(B)            Reports on Form 8-K

None

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the fiscal year ended September 30, 2007, the aggregate fees billed by Williams & Webster, P.S. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $19,363.  For the period ended September 30, 2006, the aggregate fees billed by Williams & Webster, P.S. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $5,954.

Audit Related Fees

For the period ended September 30, 2007, the aggregate fees billed for assurance and related services by Williams & Webster, P.S. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $-0-.  For the period ended September 30, 2006, the aggregate fees billed for assurance and related services by Williams & Webster, P.S. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $-0-.

Tax Fees

For the period ended September 30, 2007, the aggregate fees billed by Williams & Webster, P.S. for other non-audit professional services, other than those services listed above, totalled $-0-.  For the period ended September 30, 2006, the aggregate fees billed by Williams & Webster, P.S. for other non-audit professional services, other than those services listed above, totalled $0.

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

INVESTMENT ASSOCIATES, INC.

Dated: January 14, 2008	Per:	/s/ Steven N. Khan
Steven N. Khan, C.E.O., President and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven N. Khan
Steven N. Khan, C.E.O., President and Director

January 14, 2008 Date