Form 10QSB
period 2007-12-31
INVESTMENT ASSOCIATES INC
filed 2008-02-14
CIK 1088207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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
(check one): Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,000,000 common shares as at February 12, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

INVESTMENT ASSOCIATES, INC.

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$44	$4,462
Prepaid Expenses & Deposits	-	-

TOTAL ASSETS	$44	$4,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$42	$1,979
Indebtedness to related parties	2,720	2,720
Loans payable	-	-

TOTAL CURRENT LIABILITIES	2,762	4,699

COMMITMENTS AND CONTINGENCIES	10,000	10,000

STOCKHOLDERS' DEFICIT
Common stock, 25,000,000 shares authorized; $0.001
par value; 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	72,283	72,283
Accumulated deficit during development stage	(86,001)	(83,520)

TOTAL STOCKHOLDERS' DEFICIT	(12,718)	(10,237)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44	$4,462

The accompanying condensed notes are an integral part of these interim financial statements

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	From Inception
	Ended	Ended	(July 18, 1997)
	December 31,	December 31,	through
	2007	2006	December 31,
	(unaudited)	(unaudited)	2007

REVENUES	$-	$-	$-

EXPENSES
General and administrative expenses	2,481	12,380	89,779
Loss on write-down of note receivable	-	-	18,679
Gain on forgiveness of note payable	-	-	(22,500)
Interest expense	-	-	43

TOTAL EXPENSES	2,481	12,380	86,001

LOSS FROM OPERATIONS	(2,481)	(12,380)	(86,001)

LOSS BEFORE TAXES	(2,481)	(12,380)	(86,001)

INCOME TAXES	-	-	-

NET LOSS	$(2,481)	$(12,380)	$(86,001)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,000,000	1,000,000

The accompanying condensed notes are an integral part of these interim financial statements

INVESTMENT ASSOCIATES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Three Months	Three Months	From Inception
	Ended	Ended	(July 18, 1997)
	December 31,	December 31,	through
	2007	2006	December 31,
	(unaudited)	(unaudited)	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,481)	$(12,380)	$(86,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on write-down of note receivable	-	-	18,679
Gain on forgiveness note payable	-	-	(22,500)
Increase in prepaid expenses and deposits	-		-
Increase (decrease) in accounts payable and accrued liabilities	(1,937)	(2,421)	42
Net cash used by operating activities	(4,418)	(14,801)	(89,780)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Issuance of note receivable	-	-	(18,679)
Net cash used by investing activities	-	-	(18,679)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	1,000
Proceeds from issuance of loan payable	-	-	10,000
Proceeds from related party advances	-	13,000	2,720
Proceeds from issuance of note payable	-	-	22,500
Capital contributed by an affiliate	-	-	72,283
Net cash provided by financing activities	-	13,000	108,503

NET INCREASE (DECREASE) IN CASH	(4,418)	(1,801)	44

CASH, BEGINNING OF PERIOD	4,462	2,258	-

CASH, END OF PERIOD	$44	$457	$44

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$43
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	$-	$-	$1,000

The accompanying condensed notes are an integral part of these interim financial statements

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ending December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Investment Associates Inc. (“the Company”) is a “blank check” company.  It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management’s plans are to engage in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation.  These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability.  There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify, and consummate, a business combination with another company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2007

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

NOTE 3 – LOAN PAYABLE

During the year ended September 30, 2002, an unrelated third party made an unsecured, non-interest bearing loan to the Company for working capital.  The loan remains unpaid at September 30, 2007 and is due on demand (See Note 6).

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control.  At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations.  The Company accounts for such proceeds as contributed capital or as indebtedness to a related party.  During the year ended September 30, 2007, RD Capital contributed an additional $11,000. Through December 31, 2007, RD Capital has contributed a total of $72,283 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital”.  RD Capital does not expect to be repaid for its capital contributions to the Company.

INVESTMENTS ASSOCIATES, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2007

During the year ended September 30, 2001, Strathmore Minerals Corp, an affiliate corporation under common control, loaned $2,720 to the Company. The loan remains unpaid at September 30, 2007 and is due on demand. The loan is non-interest bearing.

NOTE 5 – COMMON STOCK

During the year ended September 30, 1997, the Company issued 1,000,000 shares of common stock in exchange for services.  There have been no issuances of the Company’s common stock after September 30, 1997.

NOTE 6 – COMMITMENTS AND CONTINEGINCIES

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

PLAN OF OPERATIONS

The following discussion of the plan of operations of Investment Associates Inc. (“the Company”) should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2007.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We intend to seek to acquire the assets or shares of an entity actively engaged in a business that generates revenues, in exchange for our securities.  We have not identified an acquisition target and have not entered into any negotiations regarding an acquisition.  None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this quarterly report.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing how the transaction is structured, the Company's Board of Directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. This disclosure is expected to be in the form of a proxy or information statement, in addition to the post-effective amendment.

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

We anticipate that we will incur nominal expenses in the implementation of its business plan.  Because we have no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of this quarterly report.  If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding.  However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate.  Management has no agreements with us that would impede or prevent consummation of a proposed transaction.  We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found.  If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in our dissolution.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

INVESTMENT ASSOCIATES, INC.
Date: February 12, 2008	Per:	/s/ Robert Hemmerling
Robert Hemmerling, C.F.O., Secretary, Treasurer and Director